Form 10-Q
period 2024-09-30
Goldman Sachs Real Estate Finance Trust Inc
filed 2024-11-07
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 000-56667

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Exact name of registrant as specified in its charter)

Maryland	99-2025085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2024, the registrant had 400 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheet
Unaudited

September 30, 2024
Assets
Cash and cash equivalents	$9,301
Total assets	$9,301

Liabilities and Equity
Total liabilities	$—

Commitments and Contingencies (Note 5)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series S shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series I shares, $0.01 par value per share, 500,000,000 shares authorized; 400 shares issued and outstanding	4

Additional paid-in capital	9,996
Accumulated deficit	(699)

Total equity	$9,301

Total liabilities and equity	$9,301
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Operations
Unaudited

	Three Months Ended September 30, 2024	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
Expenses
General and administrative	$577	$699
Total expenses	577	699
Net loss	$(577)	$(699)

Net loss per share of common stock, basic and diluted	$(1.44)	$(1.75)
Weighted average number of shares of common stock outstanding, basic and diluted	400	400
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Changes in Equity
Unaudited

	Preferred Stock	Common Stock, series T	Common Stock, series S	Common Stock, series D	Common Stock, series I	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	4	9,996	—	10,000
Net loss	—	—	—	—	—	—	(699)	(699)
Balance at September 30, 2024	$—	$—	$—	$—	$4	$9,996	$(699)	$9,301

	Preferred Stock	Common Stock, series T	Common Stock, series S	Common Stock, series D	Common Stock, series I	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	$—	$—	$—	$—	$4	$9,996	$(122)	$9,878
Net loss	—	—	—	—	—	—	(577)	(577)
Balance at September 30, 2024	$—	$—	$—	$—	$4	$9,996	$(699)	$9,301
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Cash Flows
Unaudited

For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
Cash flows from operating activities
Net loss	$(699)
Net cash used in operating activities	(699)
Cash flows from financing activities
Proceeds from the issuance of common stock	10,000
Net cash provided by financing activities	10,000
Net increase in cash and cash equivalents	9,301
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$9,301
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Notes to Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND BUSINESS PURPOSE
Goldman Sachs Real Estate Finance Trust Inc (the “Company”) was formed as a Maryland corporation on March 8, 2024, primarily to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The Company is externally managed by Goldman Sachs & Co. LLC (in its capacity as the Company’s adviser, the “Adviser”), an affiliate of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”). Goldman Sachs & Co. LLC is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser. On March 27, 2024, the Company was capitalized with a $10,000 investment by an affiliate of the Adviser.
As of September 30, 2024, the Company has not commenced operations and neither originated nor contracted to purchase any loans.
2. CAPITALIZATION
Pursuant to the Company’s charter as amended and restated in June 2024 the Company is authorized to issue 2,100,000,000 shares of capital stock. Of the total shares of stock authorized, 2,000,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as series T shares, 500,000,000 of which are classified as series S shares, 500,000,000 of which are classified as series D shares, and 500,000,000 of which are classified as series I shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.
The Company is conducting a continuous private offering initially of up to $1,000,000,000 in shares in its primary offering and up to $250,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of four series of shares of its common stock, series T shares, series S shares, series D shares and series I shares, with a dollar value up to the maximum offering amount. The series of common stock in the Offering have different upfront selling commissions and placement fees and different ongoing distribution fees. The Company will accept purchase orders and hold investors’ funds in a non-interest bearing escrow account until the Company receives purchase orders for at least $100,000,000 of common stock, excluding shares purchased by the Company’s Adviser, its affiliates and directors and officers in any combination of purchases of series T shares, series S shares, series D shares and series I shares, provided that the Company will not issue more than one series of shares until it has a class of securities that is registered under the Exchange Act. During the escrow period, the per share purchase price for shares of the Company’s common stock will be $25.00, plus applicable upfront selling commissions and placement fees. After the close of the escrow period, each series of shares will be sold at the then-current transaction price, which will generally be the prior month’s net asset value (“NAV”) per share for such series, as calculated monthly, plus applicable upfront selling commissions and placement fees.
3. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the financial statements are stated fairly. The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that may affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition that are not restricted to be cash equivalents. Cash and cash equivalents are placed with financial institutions and the balances may at times exceed federally insured deposit levels; however, the Company has not experienced any losses in such accounts.
Income Taxes
The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ending December 31, 2025. Until that time, we will be subject to taxation at regular corporate rates. We anticipate that we will have little or no taxable income for the taxable year ending December 31, 2024. Under the Code, to qualify as a REIT, the Company must distribute at least 90% of its taxable income subject to certain adjustments and excluding capital gains. However, to the extent that a REIT satisfies this distribution requirement but distributes less than 100% of its taxable income, the REIT may be subject to federal and certain state income taxes on its undistributed taxable income. To maintain its REIT status, the Company must meet certain tests, for example the nature of its income, assets and organization. REITs are subject to a number of other organizational and operational requirements under the Code. If the Company failed to qualify as a REIT, it would be subject to certain federal income taxes at regular corporate rates and would not be able to qualify as a REIT for four subsequent taxable years.
Organization and Offering Expenses
The Adviser has agreed to support measures described in Note 4 below.
As of September 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.2 million. Organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the date on which the escrow is released. When recorded by the Company, organizational expenses will be expensed as incurred, and offering costs will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
The Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company breaks escrow for the Offering. The Company will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which the Company breaks escrow for the Offering.
Distribution Reinvestment Plan
In June 2024, the Company adopted a distribution reinvestment plan whereby, effective as of the date the Company breaks escrow in the Offering, stockholders who elect to participate in the distribution reinvestment plan or who are automatically enrolled pursuant to the terms of a subscription for shares of the Company’s common stock may have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price per share applicable to the series of shares purchased by the participant on the record date for the distribution. Stockholders will not pay selling commissions or placement fees when purchasing shares pursuant to the distribution reinvestment plan.

Share Repurchase Plan
In June 2024, the Company adopted a share repurchase plan, whereby beginning as of the second full calendar quarter following the first closing in the Offering, stockholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of series T, series S, series D, and series I shares will be limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Shares will be repurchased at a price equal to the NAV per share on the applicable repurchase date, which will generally be equal to the Company’s prior month’s NAV per share, subject to any early repurchase deduction. Subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The Company’s board of directors has the right to modify, suspend or terminate the share repurchase plan if it deems such action to be in the best interest of the Company and its stockholders.
Earnings (Loss) Per Share
Basic net income (loss) per share of common stock is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period, of which there were none.
New Accounting Pronouncements
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
4. RELATED PARTY TRANSACTIONS
Advisory Agreement
In June 2024, the Company entered into an advisory agreement with the Adviser (the “Advisory Agreement”). Pursuant to the Advisory Agreement among the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of the Company’s investments, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
Management Fee
The Adviser will be paid an annual management fee equal to 1.25% of aggregate NAV represented by the Company’s common stock, payable monthly in arrears. In calculating the management fee, the Company will use its NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on its shares. The management fee may be paid, at the Adviser’s election, in cash or shares (in a series or multiple series of its choosing).
Performance Fee
The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The performance fee will be equal to 12.5% of Core Earnings (as defined in the Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 1.25% per quarter or 5.0% on an annualized basis. Once Core Earnings in any quarter exceeds the hurdle rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until Core Earnings for such quarter equals 1.429%, or 5.714% annually, of average adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Core Earnings. The performance fee may be paid, at the Adviser’s election, in cash or shares (in a series or multiple series of its choosing).

In September 2024, the Advisory Agreement was amended. The Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which the Company breaks escrow for the Offering, subject to the option to extend the fee waiver in the sole discretion of the Adviser.
Expense Reimbursement
Under the Advisory Agreement, and subject to certain limitations, the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on the Company’s behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to the Company pursuant to the Advisory Agreement the Adviser and its affiliates relating to the Company’s activities.
Placement Agreement
In June 2024, the Company entered into a placement agent agreement (the “Placement Agent Agreement) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the "Placement Agent") as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of 0.5%, of the transaction price of each series T share sold in the Company’s primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each series S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each series D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of series I shares or shares of any series sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or reallowed (paid) to, participating broker-dealers.
The Company pays the Placement Agent selling commissions over time as distribution fees as follows:
•0.85% per annum of the aggregate NAV of the Company’s outstanding series T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum. Series T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•0.85% per annum of the aggregate NAV of the Company’s outstanding series S shares; and
•0.25% per annum of the aggregate NAV of the Company’s outstanding series D shares.
The Company does not pay a distribution fee with respect to outstanding series I shares.
Distribution fees are paid monthly in arrears. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will rebate distribution fees to the Company to the extent a broker-dealer is not eligible to receive them unless the Placement Agent is serving as the broker-dealer of record with respect to such applicable shares.
The Company will cease paying the distribution fee with respect to any series T, series S, or series D shares held in a stockholder's account at the end of the month in which it is determined that the aggregate upfront selling commissions, placement fees and distribution fees paid with respect to such shares equal or exceeds, in aggregate, the limit, if any, and as set forth in the applicable agreement with the participating broker-dealer at the time the shares were issued (the “Distribution Fee Limit”) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the distribution reinvestment plan thereto). At the end of such month, each series T, series S, or series D share held in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of series I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
Other Compensation
In addition to the fees and commissions described above, the Placement Agent may elect to pay supplemental fees or commissions to sub-placement agents and participating broker-dealers in connection with the Company’s private offering. Such supplemental fees or commissions may be paid at the time of sale or over time. The Company may also pay directly, or reimburse the Placement Agent if the Placement Agent pays on the Company’s behalf, any organization and offering expenses (other than upfront selling commissions and distribution fees).
The Transfer Agent Agreement
In June 2024, the Company entered into a transfer agreement (“Transfer Agreement”) with Goldman Sachs & Co. LLC (in its capacity as transfer agent, the “Transfer Agent”), which also acts as the Company’s Adviser and as a Placement Agent, to act as the Company’s transfer agent. The Transfer Agent will earn, at an annual rate of, 0.05% of average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, NAV as of such quarter-end) for serving as the Company’s transfer agent. The Company will not reimburse the Transfer Agent for its own internal costs in providing transfer agency services to the Company.
5. COMMITMENTS AND CONTINGENCIES
The Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
6. SUBSEQUENT EVENTS
On October 4, 2024, the Company entered into a subscription agreement with Goldman Sachs (the “Goldman Sachs Subscription Agreement”), pursuant to which Goldman Sachs has agreed to purchase an aggregate amount of $100 million in non-voting common stock (as described below) in increments of $25 million, at a price per share equal to the Company’s most recently determined NAV for the Company’s non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchases will be made initially on the date of the initial closing of the Offering and subsequently upon the first date the Company’s NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of non-voting common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) three years after the initial closing in the Offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that the Company repurchases, a number of non-voting common stock in an amount equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after the Company first satisfies repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with the Company’s share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as adviser, the Company will not effect any Goldman Sachs repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.
In addition, subject to certain exceptions, at any time after an initial one-year period following the initial closing in the Offering where the Company’s common shares owned by Goldman Sachs were to represent 25% or more of the Company’s total equity (such percentage referred to herein as the “Goldman Sachs Interest”), the Company will repurchase an amount of the Company’s common shares from Goldman Sachs as may be necessary to cause the Goldman Sachs Interest to remain equal to or less than 24.99% of the Company’s total equity.

On October 4, 2024, in connection with the Goldman Sachs Investment, the Company filed the Third Articles of Amendment and Restatement, dated October 3, 2024, with the Maryland State Department of Assessments and Taxation to designate 10,000,000 shares of the Company’s common stock as non-voting common stock, par value $0.01 per share, as well as make conforming changes to reflect this designation throughout the charter. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Goldman Sachs Real Estate Finance Trust,” the “Company,” “we,” “us,” or “our” refer to Goldman Sachs Real Estate Finance Trust, Inc and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identified” or other similar words or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our Part I, Item 1A. “Risk Factors” in our General Form for Registration of Securities on Form 10, as amended, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Goldman Sachs Real Estate Finance Trust Inc is a newly organized perpetual life, net asset value (“NAV”)-based real estate investment trust (“REIT”) formed on March 8, 2024, as a Maryland corporation to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The investment objective is to generate current income and attractive risk-adjusted returns by originating senior secured, floating-rate loans, and, to a lesser extent, B Notes and mezzanine loans (collectively, “junior loans”), collateralized by real property or ownership interests in real property (collectively “Credit Investments”). Our Credit Investments are expected to be diversified across property type and geography, with a focus on multifamily, industrial, student housing, seniors housing, hospitality, retail and other major sectors located in gateway and growth markets. We expect to generate current cash flow by financing real estate assets or portfolios in moderate transition.
We are externally managed by our Adviser. Goldman Sachs & Co. LLC is also a registered broker-dealer and will act as the Placement Agent for the private offering. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser.
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

Investment Objectives
Our investment objectives are to:
•provide current income in the form of monthly distributions to achieve a stable and attractive distribution yield;
•preserve and protect invested capital by focusing on high-quality assets, downside risk mitigation and portfolio construction; and
•provide portfolio diversification for stockholders seeking lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed-income alternatives.
We cannot assure stockholders that we will achieve our investment objectives. See Item 1A, “Risk Factors.”
Investment Strategy
Our investment strategy primarily seeks to originate floating-rate senior and, to a lesser extent, junior loans collateralized by real property or ownership interests in real property that we consider to be well located and owned by well capitalized borrowers. We intend to invest across various property types and markets utilizing the expansive Goldman Sachs network and the Adviser’s local market expertise. We will seek to invest in loans secured by high-quality assets in gateway and growth markets, including individual assets as well as portfolios. We will make Credit Investments that we believe provide not only an attractive credit profile and attractive risk-adjusted return, but also meet our diversification objectives across product type, geography, and sponsors. Transitional and physical climate market risk will also be actively tracked to ensure assets are well-positioned. We expect the majority of our Credit Investments to be collateralized by core-plus commercial real estate, or those properties that are generally stabilized with a transitional business plan requiring a moderate level of additional investment for lease-up, renovation or repositioning, which we refer to as transitional assets.
Acquisitions from Goldman Sachs
Warehoused Investments
In connection with the commencement of our private offering, Goldman Sachs Asset Management Real Estate expects to source a portfolio of real estate debt investments consistent with our investment strategy which we refer to as the Warehoused Investments that we intend to acquire from Goldman Sachs upon our initial closing and at subsequent closings thereafter as we receive proceeds in our private offering. Unless our affiliate transaction committee approves otherwise (once formed upon the appointment of our independent directors to our board of directors), we expect to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. In addition, once formed, our affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to us. We expect that Goldman Sachs will source Warehoused Investments for our subsequent acquisition as capital is raised in our private offering for up to one year after we break escrow in our private offering. As of the date of this Report, no Warehoused Investments have been identified.
Other Potential Acquisitions from Goldman Sachs
Following the upon the appointment of our independent directors to our board of directors, in accordance with our corporate governance guidelines, any transactions with Goldman Sachs or its affiliates would need to be first approved by a majority of our directors, including a majority of the affiliate transaction committee (which will be comprised of each of our independent directors), not otherwise interested in such transaction as being fair and reasonable to us. Our affiliate transaction committee will be asked to approve the terms of conveyance of each Warehoused Investment.

There can be no assurance that the Adviser will identify any assets to acquire from affiliates of Goldman Sachs, that any such transaction will be approved by our independent directors, or that we close on any such transaction even if any are identified and approved.
Recent Developments
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from any real estate debt investments or real estate-related securities acquired or originated, other than those referred to in our Registration Statement on Form 10 and herein.
Results of Operations
As of September 30, 2024, we were in our organizational period and had not commenced principal operations or generated any revenues. Principal operations are expected to commence when common shares are issued in the initial closing of our continuous private offering. We are dependent upon the proceeds from the continuous private offering in order to conduct our investment activities. We intend to make investments with the capital received from the continuous private offering and any indebtedness that we may incur in connection with our investment activities.
Our Registration Statement on Form 10 became effective on September 16, 2024. As of September 30, 2024, we had neither purchased nor contracted to purchase any investments.
Net Asset Value
We will calculate NAV per share for each class of shares monthly. Our NAV for each class of our shares of common stock is based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including class-specific accruals.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis, which we presently expect to commence during the first full calendar quarter following escrow break in our private offering. In addition, we may pay any additional distribution at any time and in any amount if such distribution is necessary or advisable to maintain our status as a REIT for U.S. income tax purposes and or to avoid any liability for federal (and if, applicable, state) income or excise taxes. Our distribution policy is set by our board of directors and is subject to change based on available cash flows.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our private offering, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter into in the future.
Our primary needs for liquidity and capital resources are to fund our Credit Investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee and the performance fee we will pay to the Adviser, distribution fees we will pay to the Placement Agent, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our Credit Investments. We do not have any office or personnel expenses as we do not have any employees. We will reimburse our Adviser for certain out-of-pocket expenses in connection with our operations.
Our Adviser has agreed to several support measures. Our Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we break escrow for the private offering. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we break escrow for the private offering. As of September 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on our behalf of approximately $2.2 million. These costs are not our liability until the date on which the escrow is released. The Placement Agent currently intends to pay its expenses without reimbursement from us. In addition, our Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we break escrow in our private offering.
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain. However, to the extent that a REIT satisfies this distribution requirement but distributes less than 100% of its taxable income, the REIT may be subject to federal and certain state income taxes on its undistributed taxable income. To maintain our REIT status, we must meet certain tests, for example the nature of its income, assets and organization. REITs are subject to a number of other organizational and operational requirements under the Code. If we failed to qualify as a REIT, we would be subject to certain federal income taxes at regular corporate rates and would not be able to qualify as a REIT for four subsequent taxable years.
Over time, we generally intend to fund our cash needs for items other than our investments from operations. Our cash needs for investments will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. Financing a portion of our assets will allow us to broaden our portfolio by increasing the funds available for investment. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund debt investments or for any other corporate purpose.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. See Note 3 titled “Significant Accounting Policies” in the Company’s Unaudited Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s significant account policies.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a small reporting company.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC, as amended. As of September 30, 2024, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Registration Statement on Form 10.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of our common shares to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws. As of the date of this Report, there have been no sales under the continuous offering.
Share Repurchases
Effective June 10, 2024, our board of directors adopted a share repurchase plan. Under our share repurchase plan, beginning as of the second full quarter following the first closing in our private offering, stockholders may request, on a quarterly basis that we repurchase all or any portion of their shares of our common stock subject to the limitations of the share repurchase plan. To the extent we choose to repurchase shares in any particular calendar quarter we will only repurchase shares as of the opening of the last calendar day of that quarter (a “Repurchase Date”). For a stockholder to have their shares repurchased, their repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable calendar quarter. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. Repurchase requests received and processed by our transfer agent will be effected at a repurchase price equal to the transaction price on the applicable Repurchase Date (which will generally be equal to our prior month’s NAV per share), subject to any Early Repurchase Deduction (as defined in the share repurchase plan).
We may repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases (based on the price at which the shares are repurchased) of Class T, Class S, Class D and Class I shares is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month).
In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any quarter, shares submitted for repurchase during such quarter will be repurchased on a pro rata basis after we have repurchased all shares for which repurchase has been requested due to death or disability. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.     OTHER INFORMATION
None.
ITEM 6.     EXHIBITS.

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2024 and incorporated by reference herein)

3.2
Bylaws of the Registrant, dated of as March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)
10.1	Second Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, dated as of October 4, 2024
10.2	Subscription Agreement, dated October 4, 2024, by and between Goldman Sachs Real Estate Finance Trust Inc and GS Fund Holdings, L.L.C.
10.5
Amended and Restated Transfer Agency Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of September 6, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration statement on Form 10/A, Commission File No. 000-5667, filed on September 6, 2024)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Repurchase Plan, dated October 4, 2024
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited), (ii) Consolidated Statement of Operations (Unaudited), (iii) Consolidated Statement of Changes in Equity (Unaudited), (v) Consolidated Statement of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

November 7, 2024	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)