Form 10-K
period 2024-12-31
Goldman Sachs Real Estate Finance Trust Inc
filed 2025-02-13
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO___

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Title of each class*

Series T, Series S, Series D and Series I common shares, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate net asset value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.
As of February 12, 2025, the registrant had 6,039,889 shares of Series T, Series S, Series D and Series I common stock outstanding, and 1,000,000 shares of non-voting common stock outstanding. There are no Class F-I or Class F-II shares outstanding.
*The registrant’s authorized series of common stock (Series T, Series S, Series D and Series I) differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the registrant views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”
DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology; however, not all forward-looking statements may contain such words. You should read statements that contain these words carefully because they include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item IA in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
SUMMARY RISK FACTORS
The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”
Some of the more significant risks relating to our business, our capital raise and investment in our common shares include:
•We commenced principal operations on January 6, 2025, upon breaking escrow in our ongoing private offering and have limited operations; there is no assurance that we will achieve our investment objectives.
•There is no public trading market for shares of our common stock, and repurchase of shares by us pursuant to our share repurchase plan will likely be the only way to dispose of a stockholder’s shares. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•A stockholder’s ability to have their common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayments under our investments, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. The valuations of credit investments and properties are only estimates of fair value and are inherently subjective, and our NAV may not accurately reflect the realizable value of our investments.
•We have no employees and are dependent our Adviser (as defined in Part I below) to conduct our operations.
•Our Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other GS Accounts (as defined in Part I below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser which are based in part on our NAV, which the Adviser is ultimately responsible for determining.
•Our private placement, pursuant to which we are raising capital, is being conducted on a “best efforts” basis. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•There are limits on the ownership and transferability of our shares.
•We do not own the Goldman Sachs name, but we are permitted to use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Goldman Sachs. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
•Although our investment strategy is to invest in debt related to real estate and in real estate-related assets with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees of insurance, fees and expenses, liquidity and tax treatment.
•Our activities may be limited as a result of potentially being deemed to be controlled by The Goldman Sachs Group, Inc., a bank holding company (a “BHC”) and a financial holding company.
•We use repurchase agreements and other debt to finance our investments, which increases our exposure to loss, including due to cross-defaults and cross-collateralization under warehouse repurchase facilities. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally. We expect to invest in floating rate debt investments and interest rate fluctuations could reduce our ability to execute on our investment strategy and generate income on our investments and may cause losses.
•Investing in debt related to commercial real estate assets involves certain risks with respect to the underlying properties acting as collateral for the investment, including but not limited to tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market.
•The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
•Qualifying as a real estate investment trust (“REIT”) involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease. In addition, complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

PART I.
ITEM 1. BUSINESS
The Company
Goldman Sachs Real Estate Finance Trust Inc, a Maryland corporation, was formed on March 8, 2024, to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). References herein to “we,” “us,” “our,” “GS REFT,” the “REIT,” “our company” and the “Company” refer to Goldman Sachs Real Estate Finance Trust Inc, together with its consolidated subsidiaries, unless the context requires otherwise. Our investment objective is to generate current income and attractive risk-adjusted returns by originating senior secured, floating-rate loans, and, to a lesser extent, B Notes and mezzanine loans (collectively, “junior loans”), collateralized by real property or ownership interests in real property (collectively, “Credit Investments”). We are externally managed by Goldman Sachs & Co. LLC (in its capacity as our adviser, the “Adviser”). The Adviser is an affiliate of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”), a leading global financial institution that delivers a broad range of financial services to a large and diversified client base, and is one of the world’s largest private real estate credit origination platforms. See “Our Adviser, Our Sponsor” below for additional information regarding the experience of Goldman Sachs.
We are conducting a continuous private offering initially of up to $1,000,000,000 in shares of our common stock in our primary offering and up to $250,000,000 in shares pursuant to our distribution reinvestment plan. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. We engaged Goldman Sachs & Co. LLC as the placement agent for the private offering (in its capacity as our placement agent, the “Placement Agent”). On January 6, 2025, the Company closed the first sales in the private offering and as of February 12, 2025, had received gross proceeds of $151.3 million from the sale of our common shares through our private offering, which includes $0.6 million attributable to our distribution reinvestment plan. In addition, in connection with the Goldman Sachs Investment as described below under “Sponsor Commitment,” the Company received $25 million.
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. Our principal executive offices are located at 200 West Street New York, New York 10282, and the telephone number of our principal executive offices is (212) 902-0300.
As of December 31, 2024, we had not acquired any Credit Investments. On January 10, 2025 we acquired our first two Credit Investments.
Our Adviser, Our Sponsor
Goldman Sachs (NYSE: GS) is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, Goldman Sachs is headquartered in New York and maintains offices in all major financial centers around the world.
GS REFT is managed by Goldman Sachs Asset Management Real Estate, which is responsible for all of Goldman Sachs’ private market real estate investing strategies. The business operates as a globally integrated team investing across real estate equity and credit and across the risk spectrum. Goldman Sachs Asset Management Real Estate invests across all sectors with deep expertise across the capital structure, in assets ranging from single properties to large portfolios.
Goldman Sachs Asset Management Real Estate, on behalf of the Adviser, is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of our investments in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Pursuant to a sub-advisory agreement with the Adviser, the Securitized Team within Goldman Sachs Asset Management Fixed Income is responsible for managing our portfolio of real estate-related securities that are invested in more liquid instruments to preserve flexibility to meet redemption requests over time.
All of the Adviser’s real estate investment activities are overseen by the Goldman Sachs Asset Management Real Estate Investment Committee (the “Investment Committee”). The Investment Committee is responsible for reviewing individual investment opportunities, overseeing the monitoring and harvesting of investments, serving as a sounding board for team members and making decisions with respect to certain other material decisions on our behalf. The investment professionals (excluding legal, compliance, tax, accounting, or credit risk representatives) who serve on the Investment Committee collectively have an average tenure of over 20 years at Goldman Sachs and we expect to benefit from their extensive and varied relevant experiences. These individuals may also serve on other investment committees at Goldman Sachs.
Sponsor Commitment
Goldman Sachs has agreed to purchase from us an aggregate amount of $100 million in our non-voting common stock in increments of $25 million, at a price per share equal to our most recently determined NAV for our non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The initial purchase was made on the date of the initial closing in our private offering and subsequent purchases will be made upon the first date our NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of non-voting common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) three years after the initial closing in this offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that we repurchase (each, a “GS Repurchase”) a number of non-voting common stock in an amount equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as adviser to us, we will not effect any GS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.
In addition, subject to certain exceptions, at any time after an initial one-year period following the initial closing in this offering where our common stock owned by Goldman Sachs were to represent 25% or more of our total equity (such percentage referred to herein as the “Goldman Sachs Interest”), we will repurchase an amount of our common stock from Goldman Sachs as may be necessary to cause the Goldman Sachs Interest to remain equal to or less than 24.99% of our total equity.
Investment Objectives
Our investment objectives are the following:
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
We may not achieve our investment objectives. See “Item 1A. Risk Factors.”

Investment Strategy
Our investment strategy primarily seeks to originate floating-rate senior and, to a lesser extent, junior loans collateralized by real property or ownership interests in real property that we consider to be well located and owned by well capitalized borrowers. We intend to invest across various property types and markets utilizing the expansive Goldman Sachs network and the Adviser’s local market expertise. GS REFT will seek to invest in loans secured by high-quality assets in gateway and growth markets, including individual assets as well as portfolios. GS REFT will make Credit Investments that we believe provide not only an attractive credit profile and attractive risk-adjusted return, but also meet our diversification objectives across product type, geography, and sponsors. Transitional and physical climate market risk will also be actively tracked to ensure assets are well-positioned. We expect the majority of our Credit Investments to be collateralized by core-plus commercial real estate, or those properties that are generally stabilized with a transitional business plan requiring a moderate level of additional investment for lease-up, renovation or repositioning, which we refer to as transitional assets.
We expect to generate current cash flow by financing transitional assets. The objective is to structure downside-protected investments and employ equity-like underwriting standards to mitigate risk.
We will seek to invest:
•approximately 90% of our assets in real estate debt investments; and
•approximately 10% of our assets in real estate-related securities.
Notwithstanding the foregoing, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the levels provided above due to factors such as a large inflow of capital over a short period of time, the Adviser’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to our intention to be treated as a REIT for U.S. federal income tax purposes. Certain investments, such as preferred equity investments, could be characterized as either real estate, real estate debt or real estate-related securities depending on the terms and characteristics of such investments.
Target Investments
Real Estate Debt Investments
The types of real estate debt investments we will seek to originate or acquire are predominantly senior or, to a lesser extent, junior loans backed by core-plus real estate, and to a lesser degree, backed by value-add or opportunistic real estate, such as construction loans. To that end, we expect that the commercial real estate that secures our loans will be stabilized with a transitional business plan and be in need of a moderate level of additional investment for lease-up, renovation and/or repositioning.
With respect to the underlying transitional assets that collateralize our loans, we intend to maintain a diverse portfolio allocation across product types and markets, including multifamily, industrial, student housing, seniors housing, hospitality, retail, or other major real estate sectors. Mezzanine loans may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. Mortgage loans are typically directly secured by commercial property. The ability of a borrower to repay a loan secured by a commercial property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. Transitional mortgage loans typically finance the acquisition or refinancing of commercial properties that require renovation or repositioning before more permanent financing can be obtained. These loans typically have initial terms of three years or less, with extension options of one to two years tied to achievement of certain milestones by the borrower, and bear interest at floating rates. Transitional mortgage loans often yield more than loans with similar loan-to-value characteristics that are secured by more stabilized real estate properties. We do not intend to make loans to other persons or to engage in the purchase and sale of any types of investments other than those related to commercial real estate.

Real Estate-Related Securities
Our securities portfolio will focus on agency and non-agency residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and public equity real estate securities.
Subject to our corporate governance guidelines, we may invest, without limit, in securities that are unregistered (but are eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale.
We do not intend that our investments in real estate-related securities will require us to register as an investment company under the Investment Company Act, and we intend to divest appropriate securities before any such registration would be required.
Warehoused Investments
Goldman Sachs intends to source up to $250 million in Credit Investments on a revolving basis to remain available for our subsequent purchase as capital is raised in our private offering for up to one year after we break escrow in the offering. We refer to these investments as “Warehoused Investments.” Warehoused Investments and the terms of conveyance for each Warehoused Investment will be subject to approval by our affiliate transaction committee as required by our corporate governance guidelines and for purposes of satisfying the requirements of Section 206(3) of the U.S. Investment Advisors Act of 1940, as amended. Unless our affiliate transaction committee approves otherwise, we expect to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance.
Derivative Instruments and Hedging Activities
In the ordinary course of business we may hedge interest rate and foreign currency exposure with derivative financial instruments and, subject to maintaining our status as a REIT and compliance with any applicable exemption for the Adviser to be exempt from complying with the requirements applicable to a registered commodity pool operator, we may also use derivatives for investment purposes and as a form of effective leverage. Our principal investments in derivative instruments may include transactions involving interest rate swaps, total return swaps, credit default swaps and indices thereon, and short sales (typically related to treasuries), but we may also engage in futures transactions, options and options on futures. See Item 1A, “Risk Factors—Risks Related to Our Investments—We may invest in derivatives, which involve numerous risks.”
Cash, Cash Equivalents and Other Short-Term Investments
We hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our intended qualification as a REIT:
•Money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and credit rated corporate debt securities);
•U.S. government or government agency securities; and
•Credit-rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit-rated debt securities of foreign governments or multi-national organizations.

Other Investments
We may, subject to any required approvals from our board of directors, make investments other than as described above. At all times, we intend to make investments in such a manner consistent with qualifying and maintaining our qualification as a REIT under the Code and avoiding registration as an investment company under the Investment Company Act. We do not intend to underwrite securities of other issuers.
Financing Strategy
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. We may finance our Credit Investments through the following financing arrangements:
•sources of private financing, including long and short-term repurchase agreements as well as warehouse and bank credit facilities;
•whole loan and loan participation sales, securities sales, syndications, securitizations and/or CLO transactions; and
•our continuous private offering of common shares.
After we have raised substantial proceeds in our private offering and acquired a diversified portfolio or investments, our target REIT-level leverage ratio will be approximately 60-75%. Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair market value and cost). For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third-party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money. We have no limits on the amount of debt we may incur.
During our ramp-up period and at times of increased investment and capital market activity, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund debt investments or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio in the range of 60-75% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed the range of 60-75% of our gross assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

Governmental Regulations
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other GS Accounts with investment strategies that overlap with ours may be allocated investment opportunities, which the Adviser and its affiliates will seek to manage in a fair and reasonable manner (subject to any priorities of Other GS Accounts) in accordance with its prevailing policies and procedures with respect to conflicts resolution among Other GS Accounts generally. Other GS Accounts means one or more Goldman Sachs and other investment entities or separate accounts that have been formed, sponsored, advised or managed by Goldman Sachs, including ones with similar investment objectives and strategies as us, whether currently in existence or subsequently established (in each case), including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Goldman Sachs side-by-side or additional general partner investments with respect thereto.
In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Human Capital
We have no employees and are dependent on the Adviser to conduct our operations. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by the Adviser.
Economic Dependency
We are dependent on the Adviser and its affiliates for certain services that are essential to us, including the sale of our shares of common stock, acquisition and disposition decisions, financing and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, we would be required to find alternative service providers.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Goldman Sachs and the Adviser. See Item 1A. “Risk Factors — Risks Related to Conflicts of Interest”.

Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS
An investment in shares of our common stock involves risks. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.
Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives. As of the date of this filing, we have acquired or originated four Credit Investments. We cannot assure stockholders that the past experiences of the Adviser or its affiliates will be sufficient to allow us to achieve our investment objectives. As a result, an investment in our common stock may entail more risk than an investment in a REIT with a substantial operating history.
Stockholders will not have the opportunity to evaluate our new investments before we make them, which makes stockholders’ investment more speculative.
We will seek to invest substantially all of the net offering proceeds from our private offering, after the payment of fees and expenses, in the origination and acquisition of mortgages and other real estate debt investments and real estate related assets. Except with respect to any Warehoused Investments or, after the warehousing period is over, any additional investments described in our public filings, stockholders will generally be unable to evaluate the economic merit of our investments before we make them, and therefore stockholders will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in the implementation of our investment and operating policies and strategies, and stockholders will not have the opportunity to evaluate potential investments. These factors increase the risk that a stockholder’s investment may not generate returns comparable to other real estate investment alternatives.
The Adviser will manage our portfolio pursuant to very broad investment guidelines and generally will not be required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute and implement our investment strategy on our behalf, so long as such delegation and such investments are consistent with the investment guidelines, our charter, our corporate governance guidelines and Maryland law. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited in furtherance of that purpose. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and review our investment portfolio periodically. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
There is no public trading market for shares of our common stock; therefore, a stockholder’s ability to dispose of their shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us may be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which stockholders initially purchased their shares. Subject to limited exceptions, shares of our common stock repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan. See “Share Repurchases—Early Repurchase Deduction.”
Stockholders’ ability to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if it deems such an action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real estate debt investments or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases pursuant to our share repurchase plan (based on the price at which the shares are repurchased) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such an action to be in our best interest. If the full amount of all shares of our common stock requested to be repurchased in any given quarter are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate debt investments or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, a stockholder’s ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Repurchases.”
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the U.S. banking system and related bank failures, ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally), may be prolonged and severe and could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, could be materially adversely affected.

We face risks associated with the deployment of our capital.
In light of the nature of our private offering as well as other potential ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying, originating and/or purchasing suitable real estate debt and other investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, during the ramp-up period and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees. Such money market accounts or bank accounts may be managed by or otherwise affiliated with Goldman Sachs. See “—We may enter into hedging transactions with Goldman Sachs and may invest in money market funds managed by Goldman Sachs.”
In the event we are unable to find suitable investments such cash may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts (which may include affiliated Goldman Sachs money market or bank accounts) or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Report. Although we intend to acquire the Warehoused Investments, because we currently have limited investments, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•the limited size of our portfolio during the ramp-up period;
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing investments;
•our inability to generate sufficient income from our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of their investment.
We may pay distributions from sources other than our cash flow from operations, including the sale of or repayments under our investments, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the ramp-up period. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayments under our investments, borrowings or offering proceeds (including from sales from our common stock). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in shares, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our investments, borrowings or proceeds of our private offering will result in us having less funds available to originate or acquire commercial real estate debt investments. As a result, the return stockholders realize on their investments may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interests in us on a percentage basis and may impact the value of their investment, especially if we sell these securities at prices less than the price stockholders paid for their shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of a stockholder’s investment.
We may also defer operating expenses or pay expenses (including the fees of the Adviser if it so requests) by issuing shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of any deferred expenses could adversely affect our operations and reduce the future return on a stockholder’s investment. We may repurchase shares from the Adviser shortly after issuing such shares as compensation. The satisfaction of expenses by issuing shares of our common stock will dilute stockholders’ ownership interests in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive future fees in shares of our common stock and may elect to receive such amounts in cash.
Distribution fees payable to participating broker-dealers will lower the returns of holders of our Class T, Class S and Class D shares. For such holders, those lower returns may continue indefinitely unless their broker-dealers have placed a limit on aggregate selling commissions, placement fees and distribution fees.
We will pay distribution fees (i) with respect to our outstanding Class T shares and Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares and Class S shares, respectively, and (ii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. The distribution fees will be paid monthly in arrears to the Placement Agent, which will reallow (pay) all or a portion of the distribution fees to participating broker-dealers.
The ongoing distribution fees accrue on a class-specific basis and are borne by all holders of the applicable class. We expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect net distributions on Class T and Class S shares will be lower than Class D shares and net distributions on Class D shares will be lower than Class I shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees would lower the NAV per share of a share class. Therefore, whether in the form of lower distributions, a lower NAV, or both, distribution fees will lower the returns of buyers of our Class T, Class S and Class D shares.
We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Placement Agent and/or our Company in conjunction with our transfer agent determine(s) that total upfront selling commissions, placement fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the limit (if any, and as set forth in the applicable agreement with a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto) (collectively, the “Distribution Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Each purchaser of Class T, Class S and Class D shares should consult with his or her broker-dealer to learn the applicable Distribution Fee Limit, if any.
Our obligations to repurchase shares that may be issued to our Adviser could adversely affect our liquidity.
The Adviser may choose to receive shares of our common stock in satisfaction of certain fees. To the extent that (a) the Adviser elects to receive any portion of its management fee or performance fee in shares (in either case, in a class or classes of its choosing) or (b) the Adviser or its affiliates (the “GS Parties”) otherwise acquire shares then the GS Parties may, subject to certain limitations, elect to have us repurchase such shares for cash at a later date at the then-current NAV per share, as applicable.
Shares obtained by the GS Parties are not eligible for repurchase through our share repurchase plan, and therefore are not subject to the repurchase limits of our share repurchase plan or any reduction or penalty for an early repurchase; provided, however, that (a) any such repurchase requests from the GS Parties will be honored at the end of a calendar quarter in conjunction with repurchase requests under our share repurchase plan and (b) the affiliate transaction committee must approve all repurchase requests submitted by the GS Parties. The affiliate transaction committee may delegate authority to a member of the committee to approve repurchase requests submitted by the GS Parties other than those requests that when combined with any stockholder repurchase requests under our share repurchase plan would cause us to exceed the 5% quarterly limitations on repurchases. Further, the affiliate transaction committee may at any time, in its sole discretion, limit or revoke the rights of the GS Parties to elect repurchase of shares, and stop any pending repurchase as long as it has not been settled. Notwithstanding the foregoing, shares acquired in connection with the Sponsor Commitment are subject to restrictions on repurchase as set forth in the subscription agreement entered in connection with the commitment.
Purchases and repurchases of shares of our common stock are generally made based on the prior month’s NAV per share of our common stock.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and placement fees. The NAV per share, if calculated as of the date on which a stockholder makes a subscription request or repurchase request, may be significantly different than the transaction price stockholders pay or the repurchase price they receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that stockholders acquire or repurchase our shares; however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share.
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders’ investment.
For the purposes of calculating our monthly NAV, newly originated or acquired Credit Investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, Chatham Financial Corp (“Chatham”) will value each such Credit Investment at fair value. Warehoused Investments are subject to the Valuation Guidelines described herein. We expect that Warehoused Investments will be acquired/transferred from Goldman Sachs at an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance.
In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value, at the time of acquisition. Generally, closing costs and expenses will initially be capitalized and reflected as a component of fair value. Thereafter, the REO properties will be valued by Capright, LLC (“Capright”), periodically, as needed. Our publicly traded real estate-related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued at least monthly at fair value. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Liquid assets not related to real estate, such as credit-rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our Credit Investments involve subjective judgments, and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our Credit Investments and real estate-related assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and the independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or NAV-based fees we paid to the Adviser and the Placement Agent, to the extent such valuations prove not to accurately reflect the realizable value of our assets. Because the price investors will pay for shares in our current and future offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV Share, investors may pay more than realizable value or receive less than realizable value for their investments.
Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.
Our investments are valued on a monthly basis in accordance with our valuation guidelines. NAV per share for each class of shares will be calculated monthly. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of shares. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amount. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on floating-rate credit investments, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share until such time as the financial impact is quantified. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share is overstated or understated.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser and an affiliate of CBRE, Inc. (“CBRE”), a third-party firm that provides us with certain administrative and accounting services, to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets. Stockholders should carefully review the disclosure of our valuation policies and how NAV will be calculated under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that stockholders would receive a “control premium” for their shares.
Corporations organized under Maryland law with a class of securities under the Exchange Act and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which they would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Goldman Sachs, the Placement Agent and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors; however, our board may revoke this exemption at any time.
Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. Our board of directors may amend or eliminate this bylaw provision at any time in the future.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as they perform their duties in accordance with the applicable standard of conduct. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and the stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.
Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.
Under Maryland law, any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to amend our charter or dissolve our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.
Stockholders’ interests in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future.
Our charter authorizes us to issue up to 2,120,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 10,000,000 shares are classified as non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share. We also may issue shares in other private offerings. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future private offerings; (2) issue shares of our common stock in public offerings; or (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or future employees. In addition, we may be obligated to issue shares of our common stock to the Adviser, or its successor or assign, in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional shares of common stock after a stockholder’s purchase of shares in us, their percentage ownership interest in us will be diluted. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.
Goldman Sachs is regulated as a BHC under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations, which together generally restrict bank holding companies from engaging in business activities other than the business of banking and certain closely related activities unless an exemption applies. Goldman Sachs has elected to become a financial holding company under the BHCA and, as such, may engage in a broader range of financial and related activities, as long as Goldman Sachs continues to meet certain eligibility requirements. As a financial holding company, Goldman Sachs and any company “controlled” by Goldman Sachs for purposes of the BHCA remain subject to certain of the activities and investment restrictions of the BHCA and related regulations.
Although the Adviser currently expects that we will be able to conduct our activities in a manner that is consistent with the BHCA such that we are not deemed to be “controlled” by Goldman Sachs, if Goldman Sachs fails to manage us in such a manner or if we are otherwise deemed to be controlled by Goldman Sachs for BHCA purposes, such bank regulatory requirements may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Adviser, Goldman Sachs and their affiliates, on the one hand, and us on the other hand. These restrictions may materially adversely affect us by, among other things, affecting the Adviser’s ability to pursue certain strategies within our investment objectives. In addition, Goldman Sachs may cease in the future to qualify as a BHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.
Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or the Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by the Adviser and its affiliates. Goldman Sachs may seek to accomplish this result by terminating the Advisory Agreement with the Adviser, revoking our right to use the Goldman Sachs name, or by such other means as it determines in its sole discretion, and the Adviser will cooperate and consult with Goldman Sachs. Any replacement adviser appointed by us may be unaffiliated with Goldman Sachs.

We are not required to comply with certain reporting requirements under the Exchange Act, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an “emerging growth company,” as defined by the JOBS Act. Under the Exchange Act, for as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.
Stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we nor our subsidiaries are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act. To avoid registration under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. The Adviser would take any action it deems necessary to attempt to remedy such situation. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.
We depend on the Adviser to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Goldman Sachs is expected to expend additional resources on an ongoing basis to modify its protective measures and to investigate and remediate vulnerabilities or other exposures.
Our operations, along with those of Goldman Sachs and the Adviser, rely on the secure processing, storage and transmission of confidential and other information in Goldman Sachs’ computer systems and networks. Goldman Sachs is regularly the target of attempted cyber-attacks, including denial-of-service attacks, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption. In addition, due to Goldman Sachs’ interconnection with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, Goldman Sachs could be adversely impacted if any of them is subject to a successful cyber-attack or other information security event that could indirectly adversely impact us. Although Goldman Sachs takes protective measures and endeavors to modify its computer systems, software and networks as circumstances warrant, they may be vulnerable to theft, unauthorized access or monitoring, misuse, loss, destruction or corruption of financial assets and confidential and highly restricted data, computer viruses or other malicious code and other events that could have a security impact and render the Adviser unable to transact business on our behalf. If one or more of such events occur, this potentially could jeopardize the Adviser’s and our confidential and other information, to the extent such information is processed and stored in, and transmitted through, Goldman Sachs’ computer systems and networks. Such events could also cause interruptions or malfunctions in the Adviser’s and our operations as well as the operations of our investments, beneficial owners, clients and counterparties and the operations of third parties, such as service providers, which could impact their ability to transact with us or the Adviser. Such events could result in significant losses to us or the issuers in which we invest and reputational damage to us, Goldman Sachs and the Adviser. The increased use of mobile and cloud technologies can heighten these and other operational risks. Goldman Sachs is expected to expend resources on an ongoing basis to modify its protective measures and to investigate and remediate vulnerabilities or other exposures. The cost of such ongoing cybersecurity prevention efforts, including maintaining insurance coverage, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants, may be significant. Nevertheless, we (along with the Adviser) may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance. In the event of a cyber-attack, the cost of engaging in remediation efforts, addressing reputation harm and the loss of competitive advantage may be significant.
We (along with Goldman Sachs and the Adviser) routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. Goldman Sachs has discussed and worked with, and where applicable, contracted with issuers, clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks, but Goldman Sachs does not have, and may be unable to put in place, secure capabilities with all of its clients, vendors, service providers, counterparties and other third parties and Goldman Sachs may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third-party could result in legal liability (including for violation of privacy and other laws), regulatory action (including regulatory fines or penalties), compliance, legal and remediation costs, and reputational harm to the Adviser or to us.
We may face risks associated with short sales.
Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.
Our short-selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, the Financial Industry Regulatory Authority (“FINRA”) or other regulations relating to short selling may restrict our ability to engage in short selling.
We will face risks associated with hedging transactions.
We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to hedge against, or anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks or currency risks. Certain property level financing arrangements may require that we hedge against interest rate risks. As interest rates rise, such hedging instruments may become more difficult and more expensive to obtain, which could further reduce our ability to hedge such risks. See “—We may invest in derivatives, which involve numerous risks” below.
Uncertainty with respect to market disruption and terrorism could have a significant adverse effect on our business, financial condition and results of operations.
Regional tensions, conflicts, hostilities, terrorist attacks or threats of terrorist attacks and political unrest may create an unstable geopolitical climate that could have a material effect on general economic conditions, market conditions and market liquidity. We could also be adversely affected by social instability, changes in government administrations and policies, or economic, political, legal, or regulatory developments that are not within our control. Market uncertainty and volatility have been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition, the foregoing list of factors could impact imports from, or exports to, a given region with adverse impact on the economy as a whole, any industry, and / or the operations of any particular investment. Any serious dispute between the United States and another nation may escalate the tension in the region with negative implications for economic fundamentals and overall consumer confidence, which in turn may result in adverse financial losses to us.
The military operations of the United States and its allies, the instability in various parts of the world and the increasing prevalence of terrorist attacks throughout the world could have significant adverse effects on the global economy. For example, the armed conflict between Israel and Hamas, as well as the armed conflict between Russia and Ukraine, and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, have had, and could continue to have, severe adverse effects on regional and global economic markets. Terrorist attacks, in particular, may exacerbate some of the foregoing risk factors. A terrorist attack involving or otherwise impacting or relating to issuers may result in a loss for the issuer far in excess of available insurance coverage. The Adviser cannot predict the likelihood of these types of events occurring in the future or how such events may affect our investments or collateral.
Force Majeure.
Issuers in which we hold an investment may be vulnerable to a force majeure event, including acts of God, pandemics, war and strike, which could result in the destruction, impairment or loss of profitability for such issuers. In addition, the damage caused by the force majeure event may adversely affect a party’s ability to perform its obligations until it is able to remedy the damage. Insurance coverage of these risks may be limited, subject to large deductibles or completely unavailable, and the Adviser will determine in its discretion whether to seek insurance coverage of, or seek alternative ways to manage or mitigate, these risks. In addition, insurance coverage, particularly business interruption insurance, may be limited or unavailable to issuers held by us upon the occurrence of a force majeure event, which may adversely impact such issuers.
Electronic Signatures.
Electronic signatures have become a mainstream form of execution of contracts. Although electronic signatures may be a valid means of signing contracts under certain jurisdictions, the validity of the electronic signature (and therefore the validity or enforceability of the contract or its formation) may depend on the type of electronic signature used. Additionally, investors in certain jurisdictions may be requested to execute their subscription agreement exclusively in wet ink, and execution by other means might not be acceptable.
Risks Related to Our Investments
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
We seek to invest primarily in debt instruments relating to commercial real estate assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs, the recent conflicts between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. Furthermore, changes in environmental laws or in the environmental condition of an asset may create liabilities that impact the value of collateral. In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
The lack of liquidity in our investments may adversely affect our business.
The lack of liquidity of our investments in commercial real estate debt and other investments may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we may purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Adviser has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve Board (the “U.S. Federal Reserve”) or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV of our shares.
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.
The mortgage loans in which we have invested and expect to continue to invest in and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
As of the date of this Report we have acquired or originated four commercial real estate mortgage loans. Commercial real estate loans are secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure stockholders as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
The occurrence of a default on a commercial real estate debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for the Adviser and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
The properties underlying our investments may be subject to unknown liabilities, including liabilities resulting from environmental hazards, that could affect the value of these properties and as a result, our investments.
Collateral properties underlying our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.
Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.
If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, therefore the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.
If the Adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
The Adviser values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Inflation risks may have an adverse impact on our returns.
Inflation and rapid fluctuations in inflation rates have had in the past, may currently have, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the

United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.
Investment ratings that we may use are relative and subjective.
In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.
Investments in non-conforming and non-investment-grade loans or securities involve increased risk of loss.
We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment-grade assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the value of our common stock. There are no limits on the percentage of unrated or non-investment-grade-rated assets we may hold in our investment portfolio.
Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure stockholders that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings, Inc. (“Fitch”), S&P Global Ratings (“S&P”), DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Our investments may be concentrated and are subject to risk of default.
While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured, directly or indirectly, by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to make distributions to our stockholders.
We operate in a highly competitive market for investment opportunities, and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. Moreover, some competitors are regional-focused or sector-specific and/or are establishing regional-focused or sector-specific investment vehicles that target the same investments that we intend to make, and such competitors may have other advantages not shared by us, including sourcing opportunities within a particular sector and/or region and/or greater expertise on certain matters within a particular sector and/or region. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
The B Notes that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may originate or acquire B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B Note holder after payment to the A Note holder. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.
Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
We may invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The replacement of LIBOR by SOFR or other alternative benchmark rate(s) may disrupt the overall financial markets.
The London Interbank Offered Rates (“LIBOR”) ceased being published permanently after June 30, 2023. We may make investments or undertake transactions in instruments that are valued using other interbank offered rates (“IBORs”) or enter into contracts (including credit agreements in connection with permitted borrowings) that determine payment obligations by reference to other IBOR rates, and such transactions may be adversely affected as a result of the discontinuance of LIBOR or other IBORs. It is uncertain what rate or rates may become accepted alternatives to certain IBORs, or what effect any such changes may have on the financial markets for IBOR-linked financial instruments. We may make investments or undertake transactions in instruments that are valued using IBOR rates or enter into contracts (including credit agreements in connection with permitted borrowings) that determine payment obligations by reference to IBORs. Until their discontinuance, we may continue to invest in instruments that reference IBORs.
Regulators and market participants have developed (and for some IBORs are working to develop) successor rates and transition mechanisms to amend existing instruments and contracts to replace an IBOR with a new rate. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index, SOFR, calculated using short-term repurchase agreements backed by Treasury securities. Term SOFR rates have also been developed (“Term SOFR”). One such Term SOFR rate is derived from SOFR derivatives and is produced and published by CME Group Inc (the “CME Term SOFR”). The use of the CME Term SOFR reference rate as the primary term rate for U.S. dollar amounts has been endorsed by the Alternative Reference Rates Committee convened by the U.S. Federal Reserve. An alternative reference rate derived from SOFR derivatives is also published by ICE Benchmark Administration Limited. Nonetheless, the termination of LIBOR and the other IBORs presents risks to us. It is not possible at this point to identify those risks exhaustively, but they include the risk that an acceptable transition mechanism may not be found for all IBORs or may not be suitable for us. Among other things, any transition process may involve increased volatility or illiquidity in markets for instruments that previously relied on LIBOR and / or currently rely on other IBORs. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes for any required amendments to applicable documentation. Any such effects of the transition away from LIBOR and the other IBORs, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays for impacted markets and instruments, and could have a material adverse impact on us and / or our investments. In addition, any alternative reference rate and any pricing adjustments required in connection with the transition from LIBOR or another IBOR may impose costs on us or may not be suitable for us, resulting in costs incurred to make amendments, close out positions and / or enter into replacement trades. Finally, the automated systems used to administer certain investments in which we may invest or otherwise be exposed to may have been developed based on LIBOR or other IBORs, and there may be operational difficulties in light of the discontinuance of LIBOR and / or as and when other IBORs are phased out.
In addition, certain of the investments are expected to use SOFR or Term SOFR as their reference rates. Term SOFR, SOFR or any other replacement index may not perform similarly to LIBOR in times of market distress to the extent that SOFR (or such other replacement index) is closer to a risk-free rate. Additionally, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, including in the case of daily SOFR to the extent that volatility of SOFR has reflected the underlying volatility of the overnight U.S. Treasury repo market. The Federal Reserve Bank of New York has at times conducted operations in the overnight U.S. Treasury repo market in order to help maintain the federal funds rate within a target range. There can be no assurance that the Federal Reserve Bank of New York will continue to conduct such operations in the future, and the duration and extent of any such operations is inherently uncertain. The effect of any such operations, or of the cessation of such operations to the extent they are commenced, is uncertain and could be materially adverse to us.

Investments outside the U.S. that are denominated in foreign currencies would subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
Investments outside the U.S. denominated in foreign currencies would subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. In addition, these investments would subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
We are subject to the risks of investing in issuers that may commit fraud.
A concern in originating and in purchasing loans or other debt is the possibility of material misrepresentation or omission on the part of the issuer or borrower. We will rely upon the accuracy and completeness of representations made and information provided by issuers or borrowers, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been made with an intent to defraud or prefer senior creditors.
Our investments in CMBS are generally subject to losses.
Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.
Certain mortgage loans included in any CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).
Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.
Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure stockholders that dislocations in the commercial mortgage loan market will not occur in the future.
Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.
Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.
The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. CMBS are also subject to several risks created through the securitization process. Subordinate tranches of CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.
We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.
CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.
In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.
We may sponsor, and purchase the more junior securities of, collateralized loan obligations (“CLOs”). Such instruments involve significant risks, including that distributions will not be paid unless the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We may sponsor, and purchase the junior securities of, CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
In addition, CLOs are not actively traded and are relatively illiquid investments, and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.
Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these test. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require us to pay down the most senior debt in such CLO resulting in an increase in our cost of funds.
Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii)

our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.
We may change our corporate governance guidelines without stockholder consent.
Our board of directors, with the approval of a majority of our independent directors, may change our corporate governance guidelines at any time without the consent of our stockholders. Our corporate governance guidelines require a majority of our board seats to be for independent directors and require a standing affiliate transaction committee comprised of our independent directors. The affiliate transaction committee will be responsible for reviewing and approving the terms of all transactions between us and Goldman Sachs or its affiliates (including the Adviser) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all originations, acquisitions, and dispositions. Generally, under our corporate governance guidelines, we will be able to enter into transactions with Goldman Sachs, the Adviser, our directors, and their respective affiliates only if a majority of our board of directors, and a majority of the affiliate transaction committee (which will be comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us. Under our corporate governance guidelines, the affiliate transaction committee will also be responsible for reviewing the Adviser’s performance and the fees and expenses paid by us to the Adviser and any of its affiliates. Our corporate governance guidelines will also contain provisions limiting certain types of fees and expenses and investment types. Our corporate governance guidelines will also require us to provide an annual report to our stockholders with audited financial statements and disclosure about transactions with affiliates, once our common stock is registered under the Exchange Act. If our board of directors were to amend our corporate governance guidelines our company may be at greater risk of harm from conflicts of interests with our Adviser and its affiliates, we may have fewer limits on investments and stockholders may receive less information from us.
Our investment and operational policies may change without stockholder consent.
We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Report. Our board of directors has approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. In addition, during periods in which the Adviser, in its sole discretion, determines that economic or market conditions are unfavorable to investors and a defensive strategy would benefit us, we may temporarily depart from our board-approved investment strategy and may invest a substantial portion of our assets in the following assets: U.S. government securities; non-U.S. government securities that have received the highest investment grade credit rating; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Adviser considers consistent with this strategy. The use of these alternative strategies by the Adviser may be implemented without notice to or receipt of consent from our stockholders. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers or borrowers, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex issues, including but not limited to those related to financial, tax, accounting, ESG, real property, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Adviser’s diligence will vary based on the investment, but may include a review of, among other things: environmental issues, health and safety and diversity policies. Selecting and evaluating material ESG risks is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, market, asset class and investment style. Any reference to ESG is not intended to qualify our objective to maximize risk-adjusted returns.
Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Goldman Sachs, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Goldman Sachs are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected.
In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser and / or third-party advisors at the time an investment decision is made may be limited, and the Adviser and / or third-party advisors may not have access to detailed information regarding the investment, and the time afforded the Adviser to perform diligence may likewise be limited. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Further, some matters covered by our Adviser’s diligence, such as ESG, are continuously evolving and our Adviser may not accurately or fully anticipate such evolution. For instance, Goldman Sachs’ ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk-management procedures described in this Report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
We are subject to risks related to corporate social responsibility.
We may face public scrutiny related to ESG activities, which are considered by some to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures when making their investment decisions.
Our brand and reputation may be negatively impacted if we or our Adviser fail to act responsibly in a number of areas. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.
Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has adopted rules requiring disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and other measures could be adverse to our investments if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). Compliance with new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Currently, there is no globally accepted framework or definition (legal, regulatory or otherwise) nor market consensus as to what constitutes, an “ESG,” “sustainable,” “impact,” “climate” or an equivalently labelled product, or regarding what precise attributes are required for a particular investment, product or asset to be defined as such. Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment (the “EU Taxonomy Regulation”) provides a common taxonomy for identifying economic activities as environmentally sustainable within the European Economic Area. However, the scope of the EU Taxonomy Regulation is currently limited to six environmental objectives (and so will not cover the entire universe of ESG objectives) and is not currently expected to be used universally, outside of the European Economic Area.
The current lack of common standards may result in different approaches to setting and achieving ESG objectives. ESG factors and risks may vary depending on investment themes, asset classes, investment philosophy and subjective use of different ESG indicators governing portfolio construction. The selection and weighting of various applied ESG indicators may to a certain extent be subjective or based on metrics that may share the same name but have different underlying meanings. ESG information, whether from an external and/or internal source, is, by nature and in many instances, based on qualitative judgments, especially in the absence of well-defined market standards and due to the existence of multiple approaches to sustainable investment. An element of subjectivity and discretion is therefore inherent to the interpretation and use of ESG data. It may consequently be difficult to compare strategies integrating ESG criteria.
Additionally, even when relevant regulatory standards seek to provide common criteria for determining sustainable economic activities and investments, the application of such criteria will involve the exercise of judgment and may also give discretion on the methodologies and assessments that should be undertaken. Different sustainability, ESG and impact measurement methodologies exist in the market and/or are being developed and implemented by other persons (including data providers, asset managers, industry coalitions or regulators), which are evolving on an ongoing basis. Investors should note that the subjective value that any such methodology may or may not assign to certain types of ESG criteria may differ substantially from that of the Company or its subsidiaries.
ESG information from third-party data providers may be incomplete, inaccurate or unavailable, which may adversely impact funds or companies, including us, placing reliance on such data for the purposes of assessing the appropriate inclusion or exclusion of a security. Different persons (including third-party ESG data or ratings providers, investors and other managers) may arrive at different conclusions regarding the sustainability or impact of us or our investments.
The approach to sustainable finance may evolve and develop over time, both due to a refinement of investment decision-making processes to address ESG factors and risks, and because of legal and regulatory developments.
The regulation of sustainability and ESG matters is a rapidly changing area, with different ESG product categorization, labelling and disclosures regimes emerging across the world. We or any of our subsidiaries are, or could be, subject to such ESG regimes, which may impact how we or a subsidiary is categorized from an ESG or sustainability perspective in different jurisdictions, how we or a subsidiary operates and/or how we or a subsidiary deploys its capital or selects investments. Regulatory scrutiny of ESG matters has increased and ESG regulations (even if well established) and/or their interpretations are changing on an ongoing basis, particularly as the underlying science and general understanding of ESG matters evolves.
On an ongoing basis, the Adviser may utilize proprietary processes, third-party tools and/or research to monitor sustainability risks that are relevant to our investments.
The impacts of climate change, climate-related initiatives and regulations and the increased focus on sustainability and ESG matters may adversely affect our business and financial results and damage our reputation.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or “GHG”, emissions due to concerns over contributions to climate change. Such restrictions and requirements could increase operational costs or require additional technology and capital investment which could adversely affect existing and prospective investments. The United States Environmental Protection Agency, or “EPA”, finalized a series of GHG monitoring, reporting and emissions control rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Moreover, certain local, state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use or GHG emissions could result in increased operating costs across a number of sectors and adversely affect credit markets. Further, new and emerging regulatory initiatives in various markets in the U.S. and throughout the rest of the world related to climate change and ESG could adversely affect our business or our investments. In addition, compliance with any applicable “green” building codes, may result in increased operating and other costs related to our investments that may negatively impact our business and the availability of suitable investments in the future.
Additionally, actual or perceived ESG matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Further, the physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on our investments. For example, underlying properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our investments or our business if operations are disrupted. If our underlying investments are not adequately prepared for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other operating costs, including increased costs for energy, water and other supply chain materials, which, if not offset by energy cost savings or rising rental income or paid by tenants, could have a material adverse effect on our business. In addition, significant costs may be incurred in preparing for possible future climate change or climate-related events or market demand and we may not realize desirable returns on impacted investments.
Investments in real estate debt are subject to risks including various credit risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions, which could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated, or reinvesting in a new obligation at a lower return to us.

The operating and financial risks of issuers and counterparties generally and the underlying default risk across capital structures and investments in real estate-related securities may adversely affect our results of operations and financial condition.
Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments and real estate-related securities will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Because up to 20% of our portfolio may be invested in real estate-related securities, we may be subject to greater credit or default risk. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
We may invest in high-yield debt, which is generally subject to more risk than higher-rated securities.
Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.
Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher-quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment-grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly, and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.
Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
Although it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is a high likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate-related investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate-related investments at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default or that the market for such interests will improve. In addition, the market conditions for real estate-related investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions, which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.
For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk-retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other GS Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described below in “—We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default.”
Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted-average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk-retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

There are certain risks associated with the insolvency of obligations backing MBS and other investments.
The real estate loans backing MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with MBS interest shortfalls.
Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in an MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in an MBS trust until the servicer’s claim is satisfied.
We may acquire MBS affiliated with Goldman Sachs.
We may acquire MBS where the mortgages underlying the MBS were issued or acquired by a Goldman Sachs affiliate or the properties underlying the mortgages in the MBS are owned by a Goldman Sachs affiliate or the MBS is serviced, structured or distributed by a Goldman Sachs affiliate. Although we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since certain of our executives are also executives of Goldman Sachs, the same personnel may determine the price and terms for the investments for both us and these entities, and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
We may depend on the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to address issues or concerns with the underlying loans promptly. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. Although servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We have invested and expect to continue to invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default.
As of the date of this Report we have invested in four commercial mortgage loans and expect to continue, from time to time to invest in additional commercial mortgage loans, including junior loans, which are secured, directly or indirectly, by multifamily, industrial, student housing, seniors housing, hospitality, retail, or other major real estate sectors and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to investments in direct real estate.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates increase with respect to the pool or tranche of commercial real estate loans in which we invest, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.
We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.
Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers, which may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.
Our investments in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, will be subject to default and other risks, which may adversely affect our results of operations and financial condition.
Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation, and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States, but the issuing agency or instrumentality has the right to borrow to meet its obligations from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
We will face risks related to our investments in collateralized debt obligations.
We may also invest from time to time in CDOs. CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche, which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities, and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments, (ii) the quality of the collateral may decline in value or default, (iii) the possibility that we may invest in CDOs that are subordinate to other classes and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including MBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including MBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults before, the holders of other more senior tranches of debt instruments with respect to such issuer.
We will face risks related to our investments in mezzanine loans.
Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.
With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates increase with respect to the pool or tranche of commercial real estate loans in which we invest, the performance of our investments related thereto may be adversely affected.
B Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.
We may invest in B Notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A Note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B Note investments, including those described herein. The B Note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A Note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B Note, the holder of the B Note often (but not always) has the right to purchase the A Note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B Note interest or purchasing the A Note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B Note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.
We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.
Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including RMBS and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings, which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.
We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate.
We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed- or variable-rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high-yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market. REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses. When we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

Certain of our investments may have additional capital requirements.
Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.
We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We may invest in derivatives, which involve numerous risks.
We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. See “—The operating and financial risks of issuers and counterparties generally and the underlying default risk across capital structures and investments in real estate-related securities may adversely affect our results of operations and financial condition.” In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments. Derivatives transactions and instruments are also subject to heightened regulatory scrutiny. New regulations or interpretations of existing laws may reduce our ability to engage in such transactions.

The ability to use derivative investments successfully depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
Absent the Adviser’s ability to be exempt from the requirements applicable to a registered commodity pool operator under the rules of the CFTC, we, our board of directors or our Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.
Registration with the CFTC as a commodity pool operator or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our Adviser’s ability to rely upon the exemption from registration as a commodity pool operator pursuant to CFTC Rule 4.13(a)(3) could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in products that may be treated as “commodity interests” in order to comply with certain CFTC regulations may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
We may make open market purchases or invest in traded securities.
We intend to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Goldman Sachs may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
Political changes may affect the real estate debt markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other measures taken by regulators following the 2008 financial crisis.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

We may utilize non-recourse securitizations of certain of our CMBS investments, which could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, we may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
Risks Related to Debt Financing
We may incur significant leverage.
Our investments will involve significant amounts of indebtedness. Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.
We may use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
We may finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. As of the date of this report we entered into one repurchase facility with $187.3 million available. Such repurchase and credit facilities will be entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other GS Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We have and expect to continue to provide guaranties to the lenders under which we guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. Other GS Accounts are expected to receive the benefit of such guarantees, although as such funds, vehicles or accounts are not expected to agree to participate in guarantee arrangements in negotiating to participate in a transaction, such funds, vehicles or accounts are not expected to bear a commensurate percentage of potential liability under such guarantees. The repurchase and credit facilities will include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility will be cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Adviser.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Changes in interest rates may also affect borrower default rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance fee hurdle rate that is used for purposes of calculating the performance fees payable to the Adviser and may result in a substantial increase of the amount of such performance fees.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the 2008 global credit crisis, and the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We may utilize non-recourse securitizations to finance our investments, which may result in losses.
We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.
Restrictive covenants relating to our operations may have adverse effects on us.
A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our stockholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our stockholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.
We may use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.
We may use reverse repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from reverse repurchase agreements will generally be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
Risks Related to our Relationship with the Adviser and the Placement Agent
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the origination, acquisition and management of our investments, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Goldman Sachs’ business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
The termination or replacement of the Adviser could trigger a repayment event under the terms of any future indebtedness.
The termination or replacement of the Adviser may trigger repayment of outstanding amounts under any future indebtedness. If a repayment event occurs with respect to any such indebtedness, our results of operations and financial condition may be adversely affected.
The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
The Adviser’s power to approve the acquisition or origination of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee, or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser may have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
As a large global financial institution, Goldman Sachs’ hiring and retention practices may differ from smaller organizations, including with respect to employee incentives. For example, the allocation of any performance fees or participations in carried interest, including the amount shared with employees, may differ from typical practices of smaller organizations, and our leadership team might not have full discretion on hiring, promotion, compensation and other similar decisions with respect to the Investment Committee and other personnel that provide services to the Adviser in respect of us.
Moreover, although Goldman Sachs views its resources and size as a strength, certain decisions are not centralized and may be decided by only select partners within Goldman Sachs, and the Investment Committee is composed of more members than the typical investment committee of other real estate sponsors that compete with the Company. A smaller organization may be capable of operating with greater speed and / or flexibility as compared to the Goldman Sachs, and therefore may have a competitive advantage in such respect.
Further, the time, dedication and scope of work of a professional varies considerably. The Adviser’s investment professionals work on a variety of projects and funds, which will result in less than all of their time and attention being allocated to us, and the ability of the members of the investment team to access other professionals and resources within Goldman Sachs for our benefit may be limited.
Finally, turnover of personnel and continuity of management may also present risks to Goldman Sachs, the Adviser and to our performance.
Any material adverse change to the Placement Agent’s ability to build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and our private offering.
Any material adverse change to the ability of our Placement Agent to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and our private offering. If the Placement Agent is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in our private offering, our ability to raise proceeds through our private offering and implement our investment strategy may be adversely affected. In addition, the Placement Agent currently serves and may serve as placement agent for other issuers. As a result, the Placement Agent may experience conflicts of interest in allocating its time between our private offering and such other issuers, which could adversely affect our ability to raise proceeds through our private offering and implement our investment strategy. Further, the participating broker-dealers retained by the Placement Agent may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
The fees we pay in connection with our private offering and the agreements entered into with the Adviser and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser and the Placement Agent was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Goldman Sachs and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Placement Agent agreement (the “Placement Agent Agreement”), and any other agreements we may enter into with affiliates of the Adviser from time to time.
We do not own the Goldman Sachs name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Goldman Sachs. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
We entered into a trademark license agreement (“Trademark License Agreement”), with an affiliate of Goldman Sachs (the “Licensor”), pursuant to which we were granted a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Goldman Sachs Real Estate Finance Trust Inc”. Under this agreement, we have a right to use this name until such time as the Adviser or any other affiliate of Goldman Sachs is not our investment adviser or if our continued use of such license shall result in a violation of applicable law, result in a regulatory burden or shall have adverse regulatory consequences. The Trademark License Agreement may also be earlier terminated by Goldman Sachs at any time in the event that Goldman Sachs or we receive notice of any claim that our use of the “Goldman Sachs” name infringes the intellectual property rights of any third party in the United States arising out of our use of the name; by Goldman Sachs or us upon 60 days’ written notice to the other party; or by Goldman Sachs at any time in the event we assign or attempt to assign or sublicense the Trademark License Agreement or any of our rights or duties thereunder without the prior written consent of Goldman Sachs. The Licensor and its affiliates, such as Goldman Sachs, retain the right to continue using the “Goldman Sachs” name. We are further unable to preclude the Licensor from licensing or transferring the ownership of the “Goldman Sachs” name to third parties, some of whom may compete with us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Goldman Sachs or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Information barriers within Goldman Sachs will limit our access to information within the Goldman Sachs organization, which may result in less optimal decision-making for us compared to if we had access to that information.
Goldman Sachs has established certain information barriers and other policies designed to address the sharing of information between different businesses within Goldman Sachs. As a result of information barriers, the Adviser generally will not have access, or will have limited access, to certain information and personnel, including senior personnel, in other areas of Goldman Sachs relating to business transactions for clients (including transactions in investing, banking, prime brokerage and certain other areas), and generally will not manage our Company with the benefit of information held by such other areas. In particular, there is an information barrier between the personnel responsible for managing our investments in real estate-related securities and the personnel responsible for managing other parts of our portfolio. These information barriers mean that the investment teams responsible for managing our investments will in certain circumstances be unable to share information with other investment team personnel, which could negatively impact our performance. Goldman Sachs, due to its access to and knowledge of funds, markets and securities based on its prime brokerage and other businesses, will from time to time make decisions based on information or take (or refrain from taking) actions with respect to interests in investments of the kind held (directly or indirectly) by us in a manner that is adverse to us, and will not have any obligation or other duty to share information with the Adviser.
In limited circumstances, however, including for purposes of managing business and reputational risk, and subject to policies and procedures, personnel on one side of an information barrier may have access to information and personnel on the other side of the information barrier through “wall crossings.” The Adviser will face conflicts of interest in determining whether to engage in such wall crossings. In addition, Goldman Sachs or the Adviser may determine to move certain personnel, businesses, or business units from one side of an information barrier to the other side of the information barrier. In connection therewith, Goldman Sachs personnel, businesses, and business units that were moved will no longer have access to the personnel, businesses and business units on the side of the information barrier from which they were moved.
Information obtained in connection with such wall crossings and changes to information barriers may limit or restrict the ability of the Adviser to engage in or otherwise effect transactions on our behalf (including purchasing or selling assets that may otherwise have purchased or sold for us in the absence of a wall crossing or change to an information barrier). In managing conflicts of interest that arise as a result of the foregoing, the Adviser generally will be subject to fiduciary requirements. Information barriers also exist between certain businesses within the Adviser. The conflicts described herein with respect to information barriers and otherwise with respect to Goldman Sachs and the Adviser also apply to Goldman Sachs Asset Management Real Estate (which is a part of the Adviser), as well as to the businesses within Goldman Sachs Asset Management Real Estate.
In addition, regardless of the existence of information barriers, Goldman Sachs will not have any obligation or other duty to make available for our benefit any information regarding Goldman Sachs’ trading activities, strategies or views, or the activities, strategies or views used for Other GS Accounts. Furthermore, to the extent that the Adviser has developed fundamental analysis and proprietary technical models or other information, Goldman Sachs and its personnel, or other parts of the Adviser, will not be under any obligation or other duty to share certain information with the Adviser or personnel involved in decision-making for us, and we may make investment decisions that differ from those we would have made if Goldman Sachs had provided such information, and be disadvantaged as a result thereof.
Different areas of the Adviser and Goldman Sachs take views, and make decisions or recommendations, that are different than those of other areas of the Adviser and Goldman Sachs. Different portfolio management teams within the Adviser make decisions based on information or take (or refrain from taking) actions with respect to Other GS Accounts they advise in a manner different than or adverse to us. Such teams do not share information with our portfolio management teams, including as a result of certain information barriers and other policies, and will not have any obligation or other duty to do so. Different portfolio management teams within the Adviser may have responsibility for different parts of our portfolio, and these teams may subject to information barriers restricting their ability to coordinate.
Goldman Sachs operates a business known as Prime Services, which provides prime brokerage, administrative and other services to clients that from time to time involve investment funds (including pooled investment vehicles and private funds) in which one or more Other GS Accounts invest (“Underlying Funds”) or markets and securities in which Other GS Accounts invest. Prime Services and other parts of Goldman Sachs have broad access to information regarding the current status of certain markets, investments and funds and detailed information about fund operators that is not available to the Adviser. In addition, Goldman Sachs from time to time acts as a prime broker to one or more Underlying Funds, in which case Goldman Sachs will have information concerning the investments and transactions of such Underlying Funds that is not available to the Adviser. As a result of these and other activities, parts of Goldman Sachs will possess information in respect of markets, investments, investment advisers that are affiliated or unaffiliated with Goldman Sachs and Underlying Funds, which, if known to the Adviser, might cause the Adviser to seek to dispose of, retain or increase interests in investments held by Other GS Accounts or acquire certain positions on behalf of Other GS Accounts, or take other actions. Goldman Sachs will be under no obligation or other duty to make any such information available to the Adviser or personnel involved in decision-making for Other GS Accounts or for us.

Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Goldman Sachs has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Goldman Sachs, the Adviser and the affiliates, partners, members, stockholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. While Goldman Sachs has adopted procedures to address such conflicts, no assurance can be made that these procedures will have their desired effect. There can be no assurance that our board of directors or the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is involved in determining.
The Adviser is paid a management fee for its services based on our NAV. Our Adviser is involved in certain aspects of our NAV calculation. In addition, the Adviser may be the approved pricing source for certain assets and liabilities, and its discretion with respect to the valuations of such assets and liabilities could affect our NAV. The valuation of our investments will affect the amount and timing of the management fee paid to the Adviser. As a result, the Adviser may be motivated to influence our valuation process to result in valuations that are higher than the actual fair value of our investments.
The Adviser’s management fee and performance fee may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our portfolio.
We pay the Adviser a management fee regardless of the performance of our portfolio. We are required to pay the Adviser a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.
In addition, the Adviser is entitled to receive a performance fee based on our achievement of target levels of “Core Earnings,” which may create an incentive for the Adviser to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation or to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee. If our interests and those of the Adviser are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate investments in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Placement Agent may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase management fees payable to the Adviser, but may make it more difficult for us to deploy new capital profitably.
Goldman Sachs will consider client and other relationships and the reputation of Goldman Sachs in managing us.
Goldman Sachs has and seeks to have long-term relationships with many significant participants in, and lenders to, the real estate and related financial markets, including government agencies. Goldman Sachs also has and seeks to have longstanding relationships with, and regularly provides financing, investment banking services and other services to, a significant number of corporations and private equity sponsors, and other owners of real estate and real estate-related assets (“Real Estate Sponsors”) and their respective senior managers, shareholders and partners. Some of these Real Estate Sponsors may directly or indirectly compete with us for investment opportunities. Goldman Sachs also has relationships with investors (including institutional investors and their senior management) that may invest or may have invested in other investment funds and/or real estate assets. Goldman Sachs considers these relationships in its management of us. In this regard, there may be certain investment opportunities or certain investment strategies that Goldman Sachs (i) does not undertake on our behalf in view of these relationships, (ii) or refers to clients (in whole or in part) instead of referring to us. Similarly, the Adviser may take the existence and development of such relationships into consideration in the management of our portfolio. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the acquisition, management or realization of particular investments that we will not employ in light of these relationships, as well as investment opportunities or strategies that we will not pursue in light of their potential impact on other areas of Goldman Sachs or on investments or be unable to pursue as a result of non-competition agreements or other similar undertakings made by Goldman Sachs. Additionally, Goldman Sachs may be directly involved, on behalf of itself or its clients (including investment funds), in positions in particular companies or investments that conflict with our investments. Goldman Sachs’ advice and actions, with respect to any of its clients or proprietary accounts, may differ from the advice given, or may involve a different timing or nature of action taken, than with respect to us. Because of different objectives or other factors, a particular investment may be bought or sold by the Adviser, Goldman Sachs or its investment funds, clients or the employees of Goldman Sachs at a time when another one of these persons or entities is selling or purchasing such investment. Also, a conflict of interest may arise between Goldman Sachs and us (or our investments) in taking or not taking certain actions, including with respect to investments, as a result of such relationships. Further, because of the importance of Goldman Sachs’ reputation, the Adviser may or may not take certain actions in order to protect or preserve such reputation.
Goldman Sachs will consider its client relationships and the need to preserve its reputation in its management of us and, as a result, (i) there may be certain investment opportunities or strategies that Goldman Sachs will not undertake on our behalf or will refer to clients instead of retaining for us, (ii) there may be certain rights or activities that Goldman Sachs will not exercise or undertake on our behalf (including in respect of director representation and recusal), or (iii) there may be certain investments that, in certain limited circumstances, are sold, disposed of or restructured earlier or later than otherwise expected.
We will face competition with other Goldman Sachs investments and Other GS Accounts.
Goldman Sachs and Other GS Accounts have invested and may in the future invest in real estate debt investments and real estate-related investments in the markets or of the type in which we are seeking to invest. Such investments may directly or indirectly compete with us. Such competition could take many forms, including competition for investment opportunities (subject to, with respect to us, the allocation policies described herein), competition for equity and debt capital, and competition for buyers of assets at the time of disposition. For example, we may provide financing to an office building project for which tenants or buyers are sought, but, at the same time, Goldman Sachs and / or Other GS Accounts might jointly own or provide financing to a similar office building in the same metropolitan area for which tenants or buyers are sought. In such a case, the venture to which we have provided financing would be in direct competition with the Other GS Account investment for potential tenants or buyers. In addition, Other GS Accounts may make investments with the same partners as we do but on different economic terms, and, as a result, the partners may have incentive to favor the Other GS Account over us. In addition, the Adviser may simultaneously manage Other GS RE Accounts for which the Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in Other GS RE Accounts, and such investments may constitute all or substantial percentages of such Other GS RE Accounts’ outstanding equity interests. Therefore, the Adviser may have an incentive to favor such Other GS RE Accounts over us. There can be no assurance that conflicts arising from such competition will be resolved in our favor and such competition could have an adverse effect on us.
“Other GS RE Accounts” means investment funds, REITs, employee funds, the balance sheet of Goldman Sachs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed, directly or indirectly, by Goldman Sachs Asset Management Real Estate, whether currently in existence or subsequently established.

The Adviser will face conflicts of interest relating to follow-on investments.
To the extent permitted by law, from time to time, the Adviser may provide opportunities to us and/or Other GS RE Accounts to make investments in companies in which we and/or certain Other GS RE Accounts have already invested. Such follow-on investments can create conflicts of interest, such as the determination of the terms of the new investment and the allocation of such opportunities among us and Other GS RE Accounts. Subject to applicable law, follow-on investment opportunities may be available to us notwithstanding that we have no existing investment in the investment, resulting in our assets potentially providing value to, or otherwise supporting the investments of, Other GS RE Accounts. We and/or Other GS RE Accounts may also participate in releveraging, recapitalization and similar transactions involving companies in which we and/or Other GS RE Accounts have invested or will invest (subject to applicable law). Conflicts of interest in these and other transactions may arise between us and Other GS RE Accounts with existing investments in an asset and Other GS RE Accounts making subsequent investments in the asset, which may have opposing interests regarding pricing and other terms. The subsequent investments may dilute or otherwise adversely affect the interests of the previously invested account.
Goldman Sachs may advise sellers or provide financing to other buyers.
Goldman Sachs is often engaged as a financial advisor, or financing provider, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries, and Goldman Sachs’ compensation in connection with these engagements may be substantial. Sellers generally require Goldman Sachs to act exclusively on their behalf; for that reason or others, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Additionally, there may be certain seller assignments from time to time in which the seller (on behalf of us) permits Goldman Sachs also to act for a buyer. If we were to be a buyer of assets under those circumstances, there may be conflicts of interest with respect to structure, pricing, dilution and other terms. In this regard and in an effort to mitigate these conflicts, we may in certain circumstances participate as a “price taker” that will co-invest alongside the successful bidder in the auction.
Goldman Sachs also represents potential buyers’ businesses, and Goldman Sachs’ compensation in connection with these representations may be substantial. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us. In addition, Goldman Sachs may accept buyer advisory assignments in respect of a portfolio company / property in which we have invested. We may be precluded from selling our investment during such an assignment.
We may invest in different parts of an investment’s capital structure than Other GS Accounts.
Other GS Accounts, on the one hand, and we, on the other hand, are expected to invest in different parts of the capital structure of a single investment. Goldman Sachs may advise Other GS Accounts with respect to different parts of the capital structure of the same investment, or classes of securities that are subordinate or senior to interests in which we invest. As a result, Goldman Sachs may pursue rights, provide advice or engage in other activities, or refrain from pursuing rights, providing advice or engaging in other activities, on behalf of itself or some Other GS Accounts and such actions (or restraining of action) may have a material or adverse effect on us. For example, in the event that an Other GS Account holds loans, securities or other positions in the capital structure of an investment that ranks senior in preference to our holdings in the same investment, and the investment were to experience financial or operational difficulties, the Other GS Accounts may seek a liquidation, reorganization or restructuring of the investment, or terms in connection with the foregoing, that may have an adverse effect on or otherwise conflict with our interests and our holdings in the investment. In connection with any such liquidation, reorganization or restructuring, our holdings in the investment may be extinguished or substantially diluted, while an Other GS RE Account may receive a recovery of some or all of the amounts due to them. In addition, in connection with any lending arrangements involving the investment in which an Other GS RE Account participates, the Other GS RE Account may seek to exercise its rights under the applicable loan agreement or other document, which may be detrimental to us. Alternatively, in situations in which we hold a more senior position in the capital structure of an investment experiencing financial or other difficulties as compared to positions held by an Other GS RE Account, the Adviser may determine not to pursue actions and remedies that may be available to us or particular terms that might be unfavorable to the Other GS RE Accounts holding the less senior position. In addition, in the event that Other GS Accounts hold voting securities of an investment in which we hold assets or securities, the Other GS Accounts may vote on certain matters in a manner that has an adverse effect on the positions we hold. Conversely, we may hold voting securities of an investment in which Other GS Accounts hold credit-related assets or securities, and the Adviser may recommend that we not vote in a manner adverse to the Other GS Accounts.
In addition, we may own an interest in an issuer with multiple tranches of securities in which Goldman Sachs may be an owner or may make a market. These securities may be either more senior or more junior than the securities held by us. Goldman Sachs’ trading activities will be carried out generally without reference to positions held by us, and may have an effect on the value of the positions so held, or may result in Goldman Sachs having an interest in the investment entity or us adverse to our interest. See “—Goldman Sachs’ investment activities give rise to potential and actual conflicts of interest” below.
These potential issues are examples of conflicts that our Adviser will face in situations in which we and an Other GS RE Account invest in or extend credit to different parts of the capital structure of a single investment. Goldman Sachs has adopted procedures to address such conflicts; however, no assurance can be made that these procedures will have their desired effect. The particular procedures employed will depend on the circumstances of particular situations. For example, the Adviser may determine to rely on information barriers between different business units or portfolio management teams. Also, in connection with a conflicted situation regarding us, or an Other GS RE Account, the Adviser may determine to rely on the actions of similarly situated holders of loans or securities rather than, or in connection with, taking such actions itself on behalf of the Other GS RE Account. As a result of the various conflicts and related issues described in these paragraphs and the fact that conflicts will not necessarily be resolved in favor our interests, we could sustain losses during periods in which Other GS RE Accounts achieve profits generally or with respect to particular holdings in the same investments, or could achieve lower profits or higher losses than would have been the case had the conflicts described above not existed.
Goldman Sachs may receive compensation from Other GS Accounts and Goldman Sachs may be removed as the investment manager for Other GS Accounts.
Goldman Sachs is entitled to receive management fees and carried interest from the Other GS Accounts. The carried interest borne by certain Other GS Accounts will be calculated separately from our performance fees, which may create an incentive for the Adviser to make certain investment or disposition decisions for such Other GS Accounts and/or us in a manner that maximizes the amount of aggregate carried interest payable to the Adviser and its affiliates, including not disposing of investments when it would otherwise be to our financial advantage, which may result in adverse consequences for us. Generally, a majority in interest of the investors of certain Other GS Accounts has the right to remove Goldman Sachs as investment manager of such Other GS Accounts for any reason. Upon any removal as investment manager, the Other GS Accounts would no longer be jointly managed, and the interests of such Other GS Accounts may be more likely to diverge from ours in a manner which could materially adversely affect the performance of any investments in which both funds have invested, although typically we do not expect to invest alongside Other GS Accounts.
We may source, sell or purchase assets either to or from the Adviser and its affiliates, and such transactions would cause conflicts of interest.
We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties that such affiliates or related parties, or Other GS Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions may not require approval by our independent directors and would not require an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions referred to in this paragraph involve conflicts of interest, as the Adviser and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

We may engage in principal and agency cross transactions.
To the extent permitted by applicable law, Goldman Sachs may, from time to time, act as principal for its own account in connection with our investments and other transactions, including selling securities or other assets as principal to us and buying securities or other assets as principal from us. Goldman Sachs may retain any profits that it may make in such transactions. In addition, Goldman Sachs may arrange or syndicate financings in which we may invest.
In addition, it is possible that we will sell assets to or buy assets from Other GS Accounts or other Goldman Sachs clients. These cases will present valuation issues and other conflicts of interest between us, on the one hand, and Other GS Accounts or other Goldman Sachs clients, on the other hand. Furthermore, the Adviser may, on our behalf, effect transactions where Goldman Sachs is also acting as broker on the other side of the same transaction, known as agency cross transactions. Goldman Sachs may receive commissions from, and has a potentially conflicting division of loyalties and responsibilities regarding us and the other parties to those transactions.
Purchases and sales of securities for our account may be bunched or aggregated with orders for other accounts of Goldman Sachs, including other investment vehicles. Because of the prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities sold. When this occurs, the various prices may be averaged, which may be disadvantageous to us, although the Adviser will take steps as it may deem necessary to ensure, to the extent practicable, that we receive that best available price in connection with the transaction.
These principal, agency cross and other transactions give rise to conflicts of interest, and there is no assurance that the conflicts will be resolved in our favor.
Financing provided by Goldman Sachs could lead to potential or actual conflicts of interest.
Goldman Sachs is engaged in the business of making, underwriting, syndicating, buying, selling and trading mortgages, senior secured loans, other loans and junior securities to corporate and other borrowers, and may seek to provide such services to us and our investments. For example, Goldman Sachs may arrange or underwrite bank or high-yield financing used by us to complete an acquisition, or may make a senior mortgage loan on one of our investments.
As part of its financing activities, to the extent permitted by applicable law, Goldman Sachs may provide loans or other financing to us (or our subsidiaries) or acquire interests in such loans or other financing in the secondary markets. The holders of debt instruments and preferred equity interests (which may include Goldman Sachs or affiliated investment partnerships) may, and in the event of the borrower’s financial distress or insolvency will, have interests substantially divergent from ours. Thus, there can be no assurance that our interests will not be subordinated to those of Goldman Sachs, funds sponsored by Goldman Sachs or other clients to our detriment.
In addition, in connection with lending arrangements involving us or an investment of ours, Goldman Sachs may seek to exercise its creditor’s rights under the applicable loan agreement or other document which may be detrimental to equity holders, including us.
Such involvement by Goldman Sachs as a provider of financing may result in Goldman Sachs and us having conflicting interests, which could have an adverse impact on us.
We may enter into hedging transactions with Goldman Sachs and may invest in money market funds managed by Goldman Sachs.
To the extent permitted by applicable law, we or one or more of our investments may participate as a counterparty with or as a counterparty to Goldman Sachs or an investment vehicle formed by Goldman Sachs in connection with currency and interest rate hedging, permitted derivative transactions and other transactions. We may establish a prime brokerage relationship with Goldman Sachs to execute such transactions with respect to investments by us in the fixed-income, currency or other markets. Goldman Sachs may retain any compensation that may be made in these transactions. The Adviser will review each of the foregoing transactions and take such steps as it may deem necessary to ensure that the terms of such transactions are fair and reasonable and consent to such transactions upon the Adviser’s approval.
To the extent permitted by applicable law, we may invest unemployed funds in any short-term or other liquid investments (including investments managed by Goldman Sachs), which may charge a reasonable interest spread or other reasonable expenses. In connection with any of these investments, we will pay all fees pertaining to the investments and no portion of any fees otherwise payable by us will be offset against interest or other expenses payable in accordance with any of these investments (including the management fee payable to the Adviser). In these circumstances, as well as in all other circumstances in which Goldman Sachs receives any interest, expenses, fees or other compensation in any form relating to the provision of services, no accounting or repayment to us will be required.
The compensation received by Goldman Sachs with respect to the transactions and investments described above could create motivation for the Adviser to engage more hedging transactions and invest additional funds in money market funds than it otherwise would if Goldman Sachs were not receiving such compensation, which could have an adverse impact on us.
We may be subject to potential conflicts of interest as a consequence of Goldman Sachs’ business dealings with former employees or other related persons.
The Adviser may, in its discretion, recommend we and/or certain of our investments have ongoing business dealings, arrangements or agreements with persons who are (i) former employees of Goldman Sachs, (ii) affiliates of Goldman Sachs and/or Other GS Accounts, (iii) affiliates of other investments of Other GS Accounts, (iv) Goldman Sachs’ employees’ family members or relatives or certain of their investments or (v) persons otherwise associated with an investor in an Other GS Account, an investment or a service provider. We may bear, directly or indirectly, the costs of such dealings, arrangements or agreements. These recommendations, and recommendations relating to continuing any such dealings, arrangements or agreements, may pose conflicts of interest and be based on differing incentives due to Goldman Sachs’ relationships with such former employees, affiliates or other investments or persons otherwise associated with an investor in an Other GS Account, an investment or a service provider. There is no assurance that these conflicts of interest will be resolved in our favor.
Goldman Sachs acts in multiple commercial capacities, which may give rise to conflicts of interest.
Goldman Sachs may seek to perform investment banking and other services (including underwriting, restructuring, merger advisory, other financial advisory, placement agency, financing, selling agency, foreign currency hedging, brokerage and asset management services) for, and expects to receive what it believes to be customary compensation from, us, or our investments (or joint venture partners or Real Estate Sponsors that participate in the investment); however, this compensation may not be negotiated at an arm’s length basis and may be more or less than the amount a third party might charge. Such compensation in connection with providing these services may be substantial. Except as specifically described in this Report, we will not receive any portion of the foregoing fees, or other fees received by Goldman Sachs for its services (and the management fee payable by us to the Adviser will not be reduced thereby), whether or not the investment by us was a factor in selecting Goldman Sachs to provide services.
When Goldman Sachs acts as a broker, dealer, agent or lender or in other commercial capacities for us, any subsidiaries thereof or issuers in which we invest, it is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable; however, they may not be negotiated on an arm’s length basis and, from time to time, may be more or less than what a third party might charge.
Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and its sales personnel, which may be adverse to us.
In addition, Goldman Sachs may be directly involved, on behalf of itself or its clients, in advising particular companies, investors and private equity sponsors with respect to transactions that conflict with our investments. In providing these or other services to, or engaging in transactions with, the issuers in which we invest or other market participants, or in acting for its own account, Goldman Sachs may take actions that have direct or indirect effects on us, which may be adverse to our investors.
In addition, due to its access to and knowledge of funds, markets and securities based on its other businesses, Goldman Sachs may make decisions based on information or take (or refrain from taking) actions with respect to interests in investments of the kind held directly or indirectly by us in a manner that may be adverse to us. Goldman Sachs may also derive benefits from providing services to us, which may enhance Goldman Sachs’ relationships with various parties, facilitate additional business development and enable Goldman Sachs to obtain additional business and generate additional revenue.
The Adviser will engage consultants, advisors and service providers on our behalf.
The Adviser and entities affiliated with the Adviser will provide certain accounting, administrative and other services to us, and will charge expenses to us for the provision of such services by their internal staff that will be in addition to the management fee payable by us to the Adviser. Please see Item 13, “Certain Relationships and Related Transactions, and Director Independence—The Advisory Agreement” for further details.
Individual consultants or advisors (some of whom may be former employees of Goldman Sachs) may be engaged by the Adviser on our behalf to provide consulting or advisory services to us. These consultants or advisors may not work exclusively for the Adviser or us. Compensation paid to these consultants or advisors for consulting/advisory services is generally borne by us, is not offset against the management paid to the Adviser and may include an annual fee and a discretionary performance-related bonus.
We will be responsible for these fees and expenses, and amounts paid to Goldman Sachs by us with respect to these services are in addition to the management fees. The amounts described above may not be negotiated at an arm’s length basis and may be more or less than the amount a third party might charge.
Furthermore, Goldman Sachs and its employees may hold investments in companies that provide services to issuers in which we invest, and, subject to applicable laws, it may refer or introduce those companies’ services to such issuers.
The Adviser, on our behalf and on behalf of our investments, expects to engage service providers (including attorneys and consultants), some of which may also provide services to Goldman Sachs and other clients managed by other parts of Goldman Sachs and their portfolio companies. In addition, certain service providers to the Adviser, us and our investments may also be affiliates of Goldman Sachs. To the extent the Adviser is involved in such selection, the Adviser intends to select these service providers based on a number of factors, including expertise and experience, knowledge of related or similar products, quality of service, reputation in the marketplace, and price. These service providers may have business, financial, or other relationships with Goldman Sachs or its employees, including being a portfolio company of, or otherwise affiliated with, Goldman Sachs, which may influence the Adviser’s selection of these service providers for us or our investments. In such circumstances, there may be a conflict of interest between Goldman Sachs and us (or the issuers in which we invest) or between us and Other GS Accounts (or their portfolio companies) if we (or the issuers in which we invest) determine not to engage or continue to engage these service providers.
Notwithstanding the foregoing, the selection of service providers will be conducted in accordance with the Adviser’s fiduciary duties to us. The service providers selected by the Adviser might charge different rates to different recipients based on the specific services and / or the complexity of the services provided, the personnel providing the services, or other factors. As a result, the rates paid with respect to these service providers by us and the issuers in which we invest, on the one hand, may be more or less favorable than the rates paid by Goldman Sachs, on the other hand. In addition, the rates paid by us or the issuers in which we invest, on the one hand, may be more or less favorable than the rates paid by other parts of Goldman Sachs or clients managed by other parts of Goldman Sachs or their portfolio companies, on the other hand.

The Adviser and the Investment Committee engage in other activities, and conflicts may arise in the allocation of time between matters.
The members of the Investment Committee and other Adviser employees who will play key roles in our management may spend a significant portion of their time on matters unrelated to us, and members of the Investment Committee will also serve on the investment committees of Other GS Accounts. Time will be spent on completing the investment periods and managing and exiting investments of Other GS Accounts, including investments made on behalf of Goldman Sachs, including Goldman Sachs Bank USA, and on providing services to and effecting transactions on behalf of other groups within Goldman Sachs and accounts other than us. Such obligations of these individuals could conflict with their responsibilities to us.
Certain Other GS Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Our Adviser and its affiliates, as part of the Goldman Sachs Asset & Wealth Management Business (“AWM”), manage and advise multiple Other GS RE Accounts (including Other GS RE Accounts in which Goldman Sachs and its personnel have an interest and/or invest alongside such Other GS RE Account in a fixed manner) that have investment objectives and strategies that are the same or similar to or overlap with ours. Such Other GS RE Accounts are expected to seek to make and sell investments in the same collateral, securities or other instruments as us. Without limiting the generality of the foregoing, our Adviser manages West Street Real Estate Credit Partners IV (“RECP IV”) and Goldman Sachs Real Estate Income Trust, Inc. (“GS REIT”), each of which is described below.
In addition, AWM has recently established an AWM Asset Finance Platform, which will participate in privately originated, current income-oriented credit investments that are expected to be held to maturity and are secured by physical and financial assets across a variety of asset classes, including, without limitation, consumer credit, fund finance, commercial finance, real estate finance, hard asset finance, and other asset-backed financial products and receivables (such investments, “Asset Finance Investments”).
Further, Goldman Sachs businesses outside of AWM, including GBM, originate and underwrite various types of senior debt instruments secured by commercial real estate.
The foregoing creates potential conflicts of interest, particularly in circumstances where the availability of investment opportunities is limited. To address these potential conflicts of interest, Goldman Sachs has established the following investment allocation protocols:
Allocation of Opportunities Between GBM and Us. It is generally expected that both we and GBM will pursue opportunities to originate or purchase senior loans or other similar debt instruments secured by commercial real estate assets. As between GBM and us, we will generally have priority over GBM with respect to Covered Senior Opportunities (as defined below), and GBM will generally have priority over us with respect to senior loans or other debt instruments secured by commercial real estate assets that are not Covered Senior Opportunities. We anticipate that the majority of our portfolio will consist of Covered Senior Opportunities.
“Covered Senior Opportunities” are investment opportunities in senior loans or debt instruments secured by commercial real estate that have all of the following characteristics: (i) a loan size of less than $100 million, (ii) a first lien security interest, (iii) a loan-to-value (LTV) ratio of 60-70%, measured at the time of investment by Goldman Sachs, (iv) a maturity date of between three to five years, (v) floating rate interest terms, and (vi) the loan or debt instrument is secured by a core/core-plus “transitional” commercial real estate asset (i.e., where the asset is stabilized, but has a transitional business plan and is in need of a moderate level of additional investment for lease-up, renovation, or repositioning), as determined by Goldman Sachs in its discretion at the time of investment.
In addition, notwithstanding the foregoing, there may be certain circumstances in which a potential borrower is seeking a financing where the structure or terms of such financing have not been determined. In such circumstances, we and GBM will each be permitted to submit alternative financing proposals with different structures to the potential borrower, each to be separately negotiated by us and GBM, respectively. We expect in such circumstances that we and GBM would present alternative financing proposals that are not directly comparable due to their different structures. For example, we may present a whole loan financing proposal while GBM presents a securitization financing proposal or a back-leverage financing proposal.
Allocation of Opportunities Between Us and Other GS RE Accounts. The Adviser and its affiliates, as part of AWM, currently manage Other GS RE Accounts (including RECP IV and GS REIT that are described below), and may in the future manage additional Other GS RE Accounts, with investment strategies that pursue investments in credit secured, directly or indirectly, by commercial real estate located in North America.
RECP IV is a commingled globally-focused closed-end real estate debt fund managed by Goldman Sachs that is the fourth in the RECP fund series managed by Goldman Sachs. It focuses its investment strategy on higher yielding performing debt investments secured by commercial real estate located in the United States, Europe and developed Asia-Pacific (“APAC”) countries. While generally we expect the target return profile and size of our real estate credit investments to be distinct from RECP IV, which generally targets real estate credit investments with a higher risk and higher yield profile and larger size than we do, there may be investment opportunities that overlap in target return profiles and thus would fit within the investment mandate of both RECP IV and us. With respect to these investment opportunities, RECP IV (together with Other GS RE Accounts investing alongside RECP IV) will have priority over us with respect to loans with a total anticipated commitment amount of $75 million or greater, while we will have priority over RECP IV for a loan with a total anticipated commitment amount below $75 million. However, the Adviser may in the future grant priority to other GS RE Accounts, and in particular we expect that the Adviser will grant similar priority to successor funds to RECP IV when organized. This potential overlapping investment mandate may result in fewer investment opportunities being made available to us.
In addition, GS REIT focuses its investment strategy on investments in a diverse portfolio of income-producing real estate, real estate debt and real estate-related securities and is actively raising capital for investments that satisfy its investment objectives. Although the current portfolio of GS REIT is predominantly in equity investments, its investment mandate includes real estate debt. Under our Adviser’s current allocation policies, we have priority over GS REIT with respect to real estate debt investment opportunities that meet our investment objectives.
It is possible that we may co-invest in real estate credit opportunities with RECP IV, GS REIT or both if the full loan is not allocated to the primary fund due to overall portfolio construction considerations for such fund, but, generally, we do not currently intend to co-invest with Other GS RE Accounts.
With respect to Other GS RE Accounts that may have investment objectives or guidelines that may partially overlap with ours but that do not have priority over us, the Adviser has developed allocation policies and procedures that provide that the Adviser personnel making portfolio decisions for us and Other GS RE Accounts will make investment and disposition decisions for, and allocate investment opportunities among, us and such Other GS RE Accounts consistent with the Adviser’s fiduciary obligations. These policies and procedures may result in the pro rata allocation (on a basis determined by the Adviser) of limited opportunities among us and Other GS RE Accounts, but in other cases the allocation may not be pro rata. The Adviser may also sequence or rotate transactions using allocation policies to determine the order in which accounts receive allocations. To the extent we trade behind one or more Other GS RE Accounts within the rotation system, there will be cases in which Other GS RE Accounts receive an allocation of an investment opportunity at times that we do not, and such opportunities may have been more favorable to us than other opportunities we may receive.
AWM Asset Finance Platform. Investments for the AWM Asset Finance Platform will be composed of Asset Finance Investments that are principally underwritten through granular portfolio and statistical analysis (as compared to underwriting being conducted at the underlying real estate level, which is the case for our investments). Some Asset Finance Investments will involve underlying real estate collateral. While investments in such underlying collateral itself could fall within our investment mandate, we do not expect there to be significant overlap in investment opportunities between us and the AWM Asset Finance Platform given the different nature in investment mandates and different underwriting processes with respect to Asset Finance Investments and our investments. Asset Finance Investments will generally be sourced by GBM and allocated between GBM and the AWM Asset Finance Platform based on agreed-upon allocation procedures. In addition, the AWM Asset Finance Platform may participate in certain investments sourced by GBM including those described under “Allocation of Opportunities Between GBM and Us” above. Asset Finance Investments will generally not be allocated to us or Other GS Accounts managed by AWM that are not part of the AWM Asset Finance Platform, and we will have no right to participate in any Asset Finance Investments (even if such an investment involves underlying real estate collateral, as described above).
Investment opportunities initially offered to us in which we do not participate in full may thereafter be offered to GBM, RECP IV, the AWM Asset Finance Platform, Other GS Accounts, including Goldman Sachs for its own account, investment vehicles organized to facilitate investment by Goldman Sachs’ current or former directors, partners, trustees, managers, members, officers, consultants, employees, and their families and related entities, including employee benefit plans in which they participate, all or certain of our investors or other persons or entities as determined by Goldman Sachs in its sole discretion, and we will not receive any compensation related to any such opportunities. Investment opportunities for which such an entity has priority, as described above, but for which it does not participate in full, may be offered to such persons as Goldman Sachs may determine, including Goldman Sachs for its own account; Goldman Sachs will be under no obligation or duty to make such investments available to us.
Goldman Sachs will make the determination as to whether an investment is a Covered Senior Opportunity, and will face conflicts of interest in doing so. Determining that an opportunity is not a Covered Senior Opportunity, which will provide GBM with priority with respect thereto, may benefit Goldman Sachs to a greater extent than had such opportunity been determined to be a Covered Senior Opportunity. Goldman Sachs may have incentives to make adjustments to the terms of a loan (e.g., by increasing its size) to ensure that such opportunity does not meet the criteria required to be a Covered Senior Opportunity.
As described above, there are circumstances in which we and GBM will each be permitted to submit alternative financing proposals to a potential borrower, each to be separately negotiated by us and GBM, respectively. In such circumstances, no assurance can be provided as to whether the borrower will determine to enter into a financing arrangement with us or GBM.
In some cases, due to information segregation policies that may be in place, we and Other GS RE Accounts may simultaneously seek specific investment opportunities without being aware that the other is also seeking such opportunities. The Adviser has a conflicts system in place in addition to these segregation policies to identify potential conflicts early in the process and to determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict with respect to a particular investment opportunity, such investment opportunity will be assessed to determine whether it must be allocated to, or prohibited from being allocated to, a particular Other GS RE Account.
Allocation-related decisions for us and Other GS RE Accounts may be made by reference to one or more factors. Factors may include: our and the Other GS RE Accounts’ portfolios and our and their investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions affecting us and such Other GS RE Accounts or affecting holdings across accounts); client instructions; strategic fit and other portfolio management considerations, including different desired levels of exposure to certain strategies and diversification requirements; tax sensitivity; relevant contractual provisions; target rates of return; size of the investment opportunity; expected duration and anticipated magnitude of the overall investment program; the expected future capacity of us and the Other GS RE Accounts; limits on Goldman Sachs’ brokerage discretion; cash and liquidity considerations; the availability of other appropriate or substantially similar investment opportunities; source of the investment opportunity; whether the investment represents an “add-on” opportunity; whether a fund is expected to provide expertise or other advantages in connection with a particular investment and differences in benchmark factors and hedging strategies among us and Other GS RE Accounts. Suitability considerations, reputational matters and other considerations may also be considered.
In addition, in some cases the Adviser may make investment recommendations to Other GS RE Accounts that make investment decisions independently of the Adviser. In circumstances in which there is limited availability of an investment opportunity, if such Other GS Accounts invest in the investment opportunity at the same time as, or prior to, us, the availability of the investment opportunity for us will be reduced irrespective of the Adviser’s policies regarding allocations of investments. During periods of unusual market conditions, the Adviser may deviate from its normal allocation practices.

We will not have priority over any investment that is an additional investment in a company, platform or asset in which any Other GS RE Account, including Goldman Sachs for its own account, has an existing interest or otherwise has a contractual right to receive an opportunity under a then-existing joint venture, exclusivity or other arrangement.
Moreover, except as otherwise provided above, Goldman Sachs businesses outside of Goldman Sachs Asset Management Real Estate are under no obligation to provide investment opportunities to us, and generally are not expected to do so. Further, opportunities sourced within particular portfolio management teams within Goldman Sachs Asset Management Real Estate may not be allocated to us or Other GS RE Accounts managed by such teams or by other teams. Opportunities not allocated to us or Other GS RE Accounts may be made available to other accounts or third parties, and we will not receive any compensation related to such opportunities. Within this allocation framework, the Adviser’s allocation decisions will generally be overseen by the Investment Committee.
As a result of the various considerations above, there will be cases in which certain Other GS RE Accounts (including Other GS RE Accounts in which Goldman Sachs and personnel of Goldman Sachs have an interest) receive an allocation of an investment opportunity at times that we do not. The application of these considerations may cause differences in the performance of Other GS RE Accounts that employ strategies that are the same or similar to ours.
Our board of directors’ loyalties to GS REIT and possibly to future Other GS RE Accounts could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to such Other GS RE Account at our expense.
Two of our three affiliated directors also serve as directors of GS REIT, an Other GS RE Account that has investment objectives that encompass investment in debt secured by commercial real estate. In addition, all of our independent directors serve as independent directors of GS REIT. The loyalties of our directors serving on the board of directors of GS REIT, or possibly on the boards of directors of Other GS RE Accounts, may influence the judgment of our board of directors when considering issues for us that also may affect such Other GS RE Account. For example, if we were to consider a transaction with GS REIT, decisions of our board or the affiliate transaction committee regarding the terms of such transactions may be influenced by a director’s loyalties to such Other GS RE Account and may result in a disproportionate benefit to such Other GS RE Account at our expense.
Under certain circumstances, our Adviser may determine not to pursue an investment opportunity within our investment objectives and guidelines, including as a result of business or other reasons applicable to us, Other GS Accounts, Goldman Sachs or its affiliates, and may instead offer the opportunity to other parties, including Other GS Accounts.
Under certain circumstances, our Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other GS Accounts, Goldman Sachs or its affiliates. In addition, the Adviser and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser and its affiliates in their good faith discretion, or the investment is not appropriate for us for other reasons as determined by the Adviser and its affiliates in their good faith reasonable sole discretion. In any such case the Adviser could, thereafter, offer such opportunity to other parties, including Other GS Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other GS Accounts may be advised by a different Goldman Sachs business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. The Adviser, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases, Goldman Sachs may earn greater fees when Other GS Accounts participate alongside or instead of us in an investment.

When the Adviser and its affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and the Adviser provides the opportunity or offers the opportunity to Other GS Accounts, Goldman Sachs, including its personnel (including real estate personnel), can be expected to receive compensation from the Other GS Accounts, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. As a result, the Adviser (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for Other GS Accounts.
The Adviser and its affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Adviser and its affiliates determine to be consistent with the return objective of RECP IV and therefore made available to RECP IV rather than us may not match the expectations and underwriting of the Adviser and its affiliates and generate an actual return that would have been appropriate for us. Conversely, an investment that the Adviser and its affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. The Adviser is entitled to amend its policies and procedures at any time without prior notice or our consent.
We may divide a pool of investments among us and Other GS Accounts.
The Adviser may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other GS Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other GS Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other GS Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that the Adviser determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm or by the Adviser and its affiliates, and therefore among us and the Other GS Accounts acquiring any of the assets, securities and instruments, although the Adviser could, in certain circumstances, allocate value to us and such Other GS Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other GS Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, the Adviser will have conflicting loyalties between its duties to us and to Other GS Accounts.
The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged and management fees paid by Other GS Accounts. Such variation may create an incentive for the Adviser to allocate a greater percentage of an investment opportunity to us or such Other GS Accounts, as the case may be.
Disputes between the Adviser and our joint venture partners who have pre-existing investments with the Adviser may affect our investments relating thereto.
Some of the third-party operators and joint venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Goldman Sachs. The terms of these pre-existing investments may differ from the terms upon which we invest with such operators and partners. Moreover, these pre-existing investments with Goldman Sachs may give rise to conflicts of interest in the event of a dispute between us and a joint venture partner who has an established relationship with Goldman Sachs. To the extent a dispute arises between the Adviser and such operators and partners, our investments relating thereto may be affected.

The Adviser may face conflicts of interests in choosing our service providers, and certain service providers may provide services to the Placement Agent, the Adviser or Goldman Sachs on more favorable terms than those payable by us.
Pursuant to the terms of our Advisory Agreement, the Adviser may retain, for and on our behalf and at our expense, the services of certain other persons and firms as the Adviser deems necessary or advisable in connection with our management as operations. Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, loan servicing and administration providers and investment or commercial banking firms) provide goods or services to, or have other business, personal, financial or other relationships with, Goldman Sachs, Other GS Accounts and their portfolio entities, the Placement Agent, the Adviser and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us could have other commercial or personal relationships with Goldman Sachs, Other GS Accounts and their respective affiliates, personnel or family members of personnel of the foregoing. Expenses allocable to us may increase where third parties are retained to provide services to us.
Certain advisors and service providers (including law firms) may temporarily provide their personnel to Goldman Sachs, us or Other GS Accounts or their portfolio companies pursuant to various arrangements including at cost or at no cost. In certain circumstances, we may also have significant control in selecting individuals or dedicated teams at such advisors and service providers and in determining their compensation. While often we and such Other GS Accounts and their portfolio companies are the beneficiaries of these types of arrangements, Goldman Sachs is from time to time a beneficiary of these arrangements as well, including in circumstances where the adviser or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Goldman Sachs, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.
Although Goldman Sachs selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Goldman Sachs), the relationship of service providers and vendors to Goldman Sachs as described above will, in certain circumstances, influence Goldman Sachs in deciding whether to select, recommend or form such an adviser or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Goldman Sachs to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Goldman Sachs may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Goldman Sachs will from time to time encourage third-party service providers to Other GS Accounts to use other service providers and vendors in which Goldman Sachs has an interest, and Goldman Sachs has an incentive to use third-party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Adviser’s management fee and are not otherwise shared with us. In the case of brokers of securities, our sponsor has a best-execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Goldman Sachs, Other GS Accounts, portfolio entities, and personnel and related parties of the foregoing may receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans, property, title and/or other types of insurance and related services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing, and divestment services). Such parties will also provide products and services for fees to Goldman Sachs, Other GS Accounts and portfolio entities, and their personnel and related parties, as well as third parties.
Portfolio entities of Other GS Accounts may be counterparties or participants in agreements, transactions and other arrangements with us for the provision of goods and services, purchase and sale of assets and other matters. In addition, in the event we form or acquire one or more portfolio entities, certain of our portfolio entities may be counterparties or participants in agreements, transactions and other arrangements with Other GS Accounts for the provision of goods and services, purchase and sale of assets and other matters. These agreements, transactions and other arrangements will involve payment of fees and other amounts, none of which will result in any offset to the management fees we pay to the Adviser notwithstanding that some of the services provided by such portfolio entity are similar in nature to the services provided by the Adviser. Generally, under our corporate governance guidelines, we will be able to engage Goldman Sachs-affiliated portfolio entities or allow our portfolio entities to be engaged by Goldman Sachs-affiliated entities only if a majority of our board of directors, and a majority of the affiliate transaction committee not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
We, Other GS Accounts and their affiliates are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case we, Other GS Accounts and their affiliates that also use the services of the portfolio entity service provider will, directly or indirectly, pay the difference, or the portfolio entity service provider will bear a loss equal to the difference. Portfolio entity service providers described in this section are generally owned and controlled by one or more Goldman Sachs funds such as Other GS Accounts. In certain instances, a similar company could be owned or controlled by Goldman Sachs directly. Service providers described in this risk factor are generally owned and controlled by a Goldman Sachs fund, such as the Other GS Accounts.
Goldman Sachs has a general practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Goldman Sachs itself compared to those available to us for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if we consummate a higher percentage of transactions with a particular law firm than Goldman Sachs, Other GS Accounts and their affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Goldman Sachs or Other GS Accounts or their affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Goldman Sachs, Other GS Accounts and their affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Goldman Sachs, the Other GS Accounts and affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Goldman Sachs) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, the Adviser, Goldman Sachs and their respective directors, officers, employees, agents and representatives and other indemnified parties, against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Goldman Sachs that cover one or more of us and Other GS Accounts, the Adviser and Goldman Sachs (including their respective directors, officers, employees, agents and representatives and other indemnified parties). The Adviser and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other GS Accounts, the Adviser and Goldman Sachs on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable.
Additionally, we and Other GS Accounts (and their portfolio entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Goldman Sachs may reasonably determine).
In respect of such insurance arrangements, Goldman Sachs may make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable.
The Adviser may purchase assets with the intention to make a near-term transfer.
Subject to REIT tax rule compliance and considerations, in the course of investing in an asset, the Adviser may intend to cause us to make (or commit to make) an investment in such asset with the intent to sell a portion of such investment for an amount equal to the cost of such investment (or on such other basis as determined by Goldman Sachs in its discretion) to Other GS Accounts, including co-investors at or after the closing of the investment. Intended co-investors may be affiliated or advised by Goldman Sachs. In this situation, we will bear the risk that the Adviser may not be successful in selling such a co-investment opportunity to potential co-investors, and that, as a result, we will bear the entire portion of any broken-deal expenses and other costs and expenses related to such investment, hold a greater concentration and have greater exposure in such portfolio company than was intended. The Adviser expects to attempt to address such risks by requiring such investments be in our best interests, regardless of whether any sell-down ultimately occurs, and the Adviser will not be deemed to be in breach of any duty or to have violated any other obligation to us by engaging in such investment and sell-down activities. In connection with any asset transfer, the Adviser may influence the timing of the transfer, which may affect the amount that will be paid to us upon the conveyance of such investment to such co-investors.
Goldman Sachs may represent creditors and debtors, which may impact our investment flexibility.
Goldman Sachs may represent creditor or debtor companies in proceedings under Chapter 11 of the U.S. Bankruptcy Code or similar non-U.S. bankruptcy proceedings or prior to such filings. Goldman Sachs may also serve on creditor or equity committees. Such actions, for which Goldman Sachs may be compensated, may limit or preclude the flexibility that we may otherwise have to buy or sell certain investments.
We may provide guaranties, which could increase our liabilities.
We may guarantee indebtedness or other liabilities incurred by entities that are owned jointly by us or third parties (including, without limitation, joint venture partners) or provide indemnities in connection with such indebtedness. It is possible that we will guarantee the entire amount of indebtedness incurred by such an entity even though we own only part of such entity. In such cases, we may be liable for the actions of such third party and may or may not be able to recover such parties’ allocable share of the payments made under guaranties and indemnities, which could have an adverse impact on us.
Goldman Sachs’ investment activities give rise to potential and actual conflicts of interest.
As a full service securities firm and bank, Goldman Sachs, to the extent permitted by applicable law, is an active participant, as agent, principal and market maker, in the global fixed-income, currency, commodity, equities and other markets. Goldman Sachs may invest or trade in the equity, debt or other interests of entities in which we are invested without regard to our investment objectives, such as acquiring positions based on the same or a different strategy than ours. If Goldman Sachs acquires equity securities, debt securities, or other indebtedness of such entities, its interests could diverge substantially from our interests. Goldman Sachs will execute transactions independently of our transactions, and thus at prices or rates that may be more or less favorable than the prices or rates paid by us.
Furthermore, Goldman Sachs expects to continue to invest in real estate debt and real estate-related investments without regard to our investment objectives, including acquiring positions based on the same or a different strategy than ours. Such activities may limit investment opportunities in regulated industries in which limitations are imposed upon the aggregate amount of investment by affiliated investors. The activities or portfolio strategies of Goldman Sachs for its own account or for its other customer accounts could conflict with the transactions and strategies employed in managing us and affect the prices and availability of the securities, currencies and instruments in which we will invest. The results of our investment activities may differ significantly from Goldman Sachs’ results for its trading accounts.
If we have an investment in which Goldman Sachs or its affiliate (including Other GS Accounts) also has an investment, Goldman Sachs may have conflicting loyalties between its duties to us, on the one hand, and to Goldman Sachs or such affiliates, on the other hand, particularly in situations in which the investment becomes distressed or defaults on its obligations under any investment. Due to these conflicts and certain contractual obligations in connection with such investments, there may be certain actions, remedies and obligations that the Adviser will not undertake on behalf of us, sometimes instead relying upon the actions and remedies undertaken by other investors. In addition, in certain circumstances, a successor vehicle or Other GS Accounts may purchase all or a portion of an investment being sold by us. These affiliated situations present an inherent conflict of interest.
Investments may have publicly or privately issued loans or notes in which Goldman Sachs is an investor or makes a market. Goldman Sachs’ trading activities will be carried out generally without reference to positions held by us, and may have an effect on the value of the positions so held, or may result in Goldman Sachs having an interest in the investment adverse to us.
For certain investment opportunities, for administrative purposes the Adviser may enter into commitments on our behalf, on the one hand, and Goldman Sachs and Other GS Accounts, on the other, and will have the right to assign or transfer all or a portion of these commitments or investments to one or more of these entities in its discretion.
Goldman Sachs conducts principal activities through various areas within Goldman Sachs, and Goldman Sachs may have a greater financial interest in these areas or in Other GS Accounts than it does in us. Decisions by the Adviser with respect to our investment in an asset, including the timing of sales, and by the Other GS Accounts or other areas of Goldman Sachs may be made independently, which may result in different rates of return and profit and loss on the investment and adverse consequences for us or the asset.
There can be no assurance that the conflicts of interests arising out of Goldman Sachs’ investment activities will be resolved in our favor.
Goldman Sachs may come into possession of information that may restrict our trading ability and that may not be provided to us.
The Adviser’s ability to buy or sell certain securities may be restricted by applicable securities laws or regulatory requirements applicable to Goldman Sachs (and/or by its internal policies designed to comply with these and similar requirements). Goldman Sachs may possess material, non-public information about a real estate asset or investment or potential investment that would limit our ability to buy and sell securities related to that asset or other investment or potential investment. This may adversely affect our ability to make certain investments and/or to sell certain investments at any particular time. In addition, as part of its trading strategy, the Adviser may adopt plans, including under SEC Rule 10b5-1 to effect purchases or sales of public company securities over an extended period of time. These plans would allow trading under parameters the Adviser determines regardless of information that is held in the future. These plans may limit the Adviser’s ability to enter into certain purchase or sale transactions on our behalf that it would have otherwise entered into in the absence of such plans.
Additionally, Goldman Sachs and its representatives may have access to certain information and/or may develop fundamental analysis, proprietary models or other investment strategies for use in connection with other clients or activities, which are not available to those Goldman Sachs personnel advising or otherwise providing services to us or our investments or to potential investments. Goldman Sachs is under no obligation to, and may not, disseminate, and in some cases may be prohibited from disseminating, information between areas within Goldman Sachs, including to the Adviser.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our board of directors has adopted a resolution that provides, subject to certain exceptions, that none of Goldman Sachs or its affiliates, our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person expressly and solely in their capacity as one of our directors or officers. As a result, our potential investment opportunities may be reduced.
Goldman Sachs will receive various kinds of information and data from us, which it may use without benefit to us.
In light of the extensive scope of Goldman Sachs’ activities, we (along with Goldman Sachs, the Adviser, and / or their respective affiliates and / or the issuers in which we invest (collectively, the “Data Parties”)) often possess data and information that they may utilize for various purposes and which they would not otherwise possess in the ordinary course of their businesses. For example, information relating to business operations, trends, budgets, customers or users, assets, funding and other metrics that the Data Parties possess or acquire through their management of client accounts and / or their own businesses and investment activities may be used by Goldman Sachs to identify and / or evaluate potential investments for the Company and to facilitate the management of investments, including through operational improvements. Conversely, Goldman Sachs may use data and information that it has or acquires in connection with our activities for the benefit of its own businesses and investment activities as well as those of Other GS Accounts and their portfolio companies and other investments. From time to time, Goldman Sachs may commission third-party research, at our expense, in connection with the diligence of an investment opportunity or in connection with its management of an investment, and such research is expected to subsequently be available to Other GS Accounts, their portfolio companies and other investments (and such persons will generally not be required to compensate us for the benefit they receive from such research). Such benefits could be material and Goldman Sachs will have no duty, contractual, fiduciary or otherwise, not to use such information in connection with the business and investment activities of itself, the Other GS Accounts and / or their portfolio companies and other investments.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, regulatory limitations on the use of material nonpublic information, and the Data Parties’ information walls, Goldman Sachs is generally free to use data and information from our activities to assist in the pursuit of Goldman Sachs’ various other interests and activities, including to trade for the benefit of Goldman Sachs or another client. We and other sources of such data and information may not receive any financial or other benefit from having provided such data and information to Goldman Sachs. The potential ability to monetize such data and information may create incentives for Goldman Sachs to cause us to invest in entities and companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Goldman Sachs will receive various kinds of data and information from us, Other GS Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers, ESG and other metrics, some of which is sometimes referred to as “big data.” Goldman Sachs may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to this data and information from us, Other GS Accounts and portfolio entities, other investment vehicles and their respective portfolio companies. Although Goldman Sachs believes that these activities will improve its investment management activities on our behalf and on behalf of Other GS Accounts, information obtained from us, Other GS Accounts and portfolio entities will also provide material benefits to such parties without compensation or other benefit accruing to us or our or its stockholders.
For example, information from an issuer may enable Goldman Sachs to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Goldman Sachs and Other GS

Accounts that do not own an interest in the investment, without compensation or benefit to us or the applicable issuer. Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material non-public information, Goldman Sachs is generally free to use data and information from our activities to assist in the pursuit of Goldman Sachs’ various other activities, including selling products or services that are based on, or include information obtained from us and our investments. There is no limitation on Goldman Sachs or an Other GS Account’s ability to do so. The sharing and use of “big data” and other information presents potential conflicts of interest.
Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of other Goldman Sachs funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain Goldman Sachs personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other GS Accounts and portfolio entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to ours, including if such other entities compete with us for investment opportunities or other resources. The Goldman Sachs personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Also, subject to the Goldman Sachs code of business conduct and ethics requirements, Goldman Sachs personnel may be permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments, some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other GS Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Goldman Sachs personnel in such other investments could be greater than their financial incentives in relation to us.
Certain stockholders may hold a significant portion of our shares of common stock, which may result in significant influence over the Company.
One or more stockholders with significant shares of our common stock may comprise a significant portion and, as a result, may control or have significant influence over any vote or decision of the stockholders of the Company. Such stockholders may act or vote entirely in their own interests, which may not align with our best interest as a whole or with the best interests of the other stockholders. As of the date of this Report we had an individual stockholder with a 33.0% ownership interest in us.
We may be subject to potential conflicts of interest as a consequence of family relationships that Goldman Sachs employees have with other real estate professionals.
Certain personnel and other professionals of Goldman Sachs may have family members or relatives that are actively involved in industries and sectors in which we invest or may have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described herein) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets that are actual or potential investments of ours or our other counterparties and portfolio properties. Moreover, in certain instances, we may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions.

We expect to have a diverse stockholder group, and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. The Adviser may as a result have conflicts in making decisions involving such factors, which may be more beneficial for one or more (but not all) stockholders than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be limited partners in Other GS Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.
In addition, the Adviser and its affiliates may face certain tax risks based on positions taken by us, including as a withholding agent. The Adviser reserves the right on behalf of itself and its affiliates to take positions adverse to us in these circumstances, including with respect to withholding amounts to cover actual or potential tax liabilities.
Stockholders may also include affiliates of Goldman Sachs, such as Other GS Accounts, affiliates of portfolio entities, charities or foundations associated with Goldman Sachs personnel and current or former Goldman Sachs personnel, Goldman Sachs’ senior advisors and operating partners, and any such affiliates, funds or persons may also invest in us. Except as provided in our charter, all of these Goldman Sachs-related stockholders will have equivalent rights to vote and withhold consents as nonrelated stockholders. Nonetheless, Goldman Sachs may have the ability to influence, directly or indirectly, these Goldman Sachs-related stockholders.
We may be subject to additional potential conflicts of interests as a consequence of Goldman Sachs’ status as a public company.
As a consequence of Goldman Sachs’ status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Goldman Sachs were not a public company. In addition, Goldman Sachs’ multiple business lines may present an increased number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. These considerations and restrictions may negatively impact our ability to implement our investment program.
We, Other GS Accounts and their portfolio entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.
We, Other GS Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests. In certain circumstances, there may be initiatives where such activities are coordinated by Goldman Sachs for the benefit of us and Other GS Accounts or their portfolio entities. The costs of such activities may be allocated among us, Other GS Accounts and their portfolio entities. There can be no assurance that any such activities will be successful in advancing our interests.

Goldman Sachs and its affiliates will face conflicts if we purchase assets from Goldman Sachs or its affiliates.
We may acquire real estate debt investments from one or more affiliates of Goldman Sachs, the parent company of our Adviser, which were previously acquired by Goldman Sachs or its affiliates. Simultaneously with our acquisition, a third-party investor may acquire an interest in each of the assets on the same economic terms as our investment.
In accordance with our corporate governance guidelines, any such transactions with Goldman Sachs or its affiliates would need to be first approved by a majority of our directors, including a majority of the affiliate transaction committee (which will be comprised of each of our independent directors), not otherwise interested in such transaction as being fair and reasonable to us. In addition, for any such acquisition by us, our purchase price will be limited to the cost of the investment to Goldman Sachs or its affiliates, including acquisition-related expenses and interest, or, if a majority of our independent directors determines that a substantial justification exists to pay a higher price, our purchase price will be no greater than the current appraised value of the investment.
Notwithstanding these safeguards, the conflicts inherent in such transactions increase the risk that we would acquire an asset that may not be in our best interest to acquire or that we would pay more for an asset than we otherwise would. In particular, with respect to assets acquired from affiliates of Goldman Sachs, Goldman Sachs or its affiliates may be motivated to profit from the transactions or to remove assets from its balance sheet. As a result, our Adviser may be conflicted in the identification of which assets are selected to acquire from affiliates of Goldman Sachs.
Risks Related to our REIT Status and Certain Other Tax Items
Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2025. We do not intend to request a ruling from the Internal Revenue Service (“IRS”) that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at the regular corporate income tax rate, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”
Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. stockholders in taxable years beginning before January 1, 2026.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
Our taxable income may substantially exceed our net income as determined based on GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.
In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv)

make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our common stock. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
The ownership limits that apply to REITs, as prescribed by the Code and by our charter, may restrict our business combination opportunities.
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding common stock or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. See “Material U.S. Federal Income Tax Considerations.” In addition, any domestic taxable REIT subsidiary (“TRS”) we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investments in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
We may choose to pay dividends in the form of our own shares, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
We may distribute taxable dividends that are payable in cash or our shares. Stockholders (that are not otherwise exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our common stock at the time of the sale. In addition, in such case, a U.S. stockholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.
Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65 (the “Revenue Procedure”), the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on certain debt instruments may be made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.
Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that collectability is provable.
Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements.
Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.
We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to stockholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our common stock in record name will be subject to tax at the U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.
In addition, if we realize excess inclusion income, our stockholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our stockholders. If a stockholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a stockholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity.
As appropriate in our discretion, we may avoid the generation of excess inclusion income and minimize the negative tax impact of any such excess inclusion income. For example, to avoid realizing excess inclusion income, we may structure CLOs through a REIT subsidiary that we hold through an intervening partnership. The CLO arrangements are taxable mortgage pools, but the subsidiary REIT structure is intended to prevent any excess inclusion income from being allocated to us or our stockholders, although the IRS might take a different view. Instead, any excess inclusion income is intended to be allocated to a domestic TRS. Since a domestic TRS is generally subject to U.S. federal corporate income tax, this may increase the entity level tax of the TRS that all of our stockholders will indirectly bear regardless of whether such stockholder may be sensitive to receiving excess inclusion income or not. However, there can be no assurance that we and our subsidiaries will be successful in implementing this strategy.
Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income,” (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) any residual real estate mortgage investment conduit (“REMIC”) interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt stockholder and, in the case of condition (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.
Liquidation of our assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

Our ownership of, and relationship with, any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limitations could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.
Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 20% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.
Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers.
Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a stockholder of an investment in our common stock.
Investors are urged to consult with their tax adviser with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cut and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Holders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash.
Holders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash. These deemed distributions will be treated as actual distributions from us to the participating holders and will retain the character and U.S. federal income tax effects applicable to all distributions. Shares received under the plan will have a holding period beginning with the day after purchase, and a U.S. federal income tax basis equal to their cost, which is the gross amount of the deemed distribution.
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, stockholders should satisfy themselves that:
•the investment is consistent with stockholder’s fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code or other applicable statutory or common law may result in the imposition of civil penalties and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.
Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
Prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA, (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”), or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cyber Risk Management and Strategy
As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.
Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. Goldman Sachs’ chief information security officer and senior management within its Technology Risk and Operational Risk, as well as its management personnel overseeing the Cybersecurity Program, all have substantial relevant expertise in the areas of information security and cybersecurity risk management. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.
Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:
•Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•Identity and access management, including entitlement management and production access;
•Application and software security, including software change management, open source software, and backup and restoration;
•Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•Mobile security, including mobile applications;
•Data security, including cryptography and encryption, database security, data erasure and media disposal;
•Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•Onboarding;
•Technology operations, including change management, incident management, capacity and resilience; and
•Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.
In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance
The board of directors provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The board of directors receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES
Our principal executive and administrative offices are located in leased space at 200 West Street New York, New York 10282. As part of our Advisory Agreement, our Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES
Holders
As of February 12, 2025, there were approximately 491 holders of record of the Series S, Series T, Series D and Series I shares of our common stock and no holders of Class F-I or Class F-II shares of our common stock. In addition, Goldman Sachs was the sole holder of our outstanding non-voting common stock.
Market Information
We are conducting a continuous “best efforts” private offering initially of up to $1 billion in shares of our common stock in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class T, Class S, Class D, Class I and Class F-II shares are available for sale in the private offering. Our Class F-I shares are available in exchange of Class I shares for holders of Class I shares who purchased a minimum investment amount in the initial closing in the private offering. Our non-voting common stock is only available for purchase by Goldman Sachs as part of the Sponsor Commitment (as defined below).
Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public market for our shares of common stock, and we do not expect one to develop in the future.
Our common stock for sale in the private offering has different upfront selling commissions and placement fees and different ongoing distribution fees. No underwriting compensation is paid with respect to shares not sold in the private offering. Ongoing distribution fees accrue on a class-specific basis and will normally result in different amounts of distributions with respect to certain share classes and may lower the NAV of a share class. The following table details the upfront selling commissions and placement fees payable to the Placement Agent at the time the shares are acquired in the primary component of the private offering:

Share Class	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Placement Fee as a % of Transaction Price
Class T(1) Shares	Up to 3.0%	0.5%
Class S Shares	Up to 3.5%	None
Class D Shares	Up to 1.5%	None
Class I Shares	None	None
Class F-II Shares	None	None
(1) Such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or placement fees are paid with respect to shares of any class sold pursuant to our distribution reinvestment plan.

The following table shows the distribution fees we pay the Placement Agent with respect to the shares of common stock available for sale in our private offering on an annualized basis as a percentage of our NAV for such class.

Share Class	Distribution Fees as a % of NAV
Class T Shares	0.85%(1)
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	None
Class F-II Shares	None
(1) Consists of a representative distribution fee and a dealer distribution fee.
Distribution fees are paid monthly in arrears. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them unless the Placement Agent is serving as the broker-dealer of record with respect to such applicable shares. All outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, will be subject to ongoing distribution fees.
We will cease paying the distribution fee with respect to any Class T, Class S, or Class D shares held in a stockholder's account at the end of the month in which it is determined that the aggregate upfront selling commissions, placement fees and distribution fees paid with respect to such shares equal or exceeds, in aggregate, the limit, if any, and as set forth in the applicable agreement with the participating broker-dealer at the time the shares were issued (the “Distribution Fee Limit”) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the distribution reinvestment plan thereto). At the end of such month, each Class T, Class S, or Class D share held in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
The initial per share purchase price for shares of our common stock in our continuous private offering and the non-voting common stock purchased in connection with the Sponsor Commitment was $25.00 per share plus applicable upfront selling commissions and placement fees. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions and placement fees.
As of December 31, 2024, the Adviser and its affiliates have incurred organization, offering and general and administrative expenses on our behalf of approximately $3.3 million. These costs were not our liability until the date on which the escrow was released in the private offering, which occurred on January 6, 2025. As such, we had not incurred any expenses associated with raising capital, nor raised any capital as of December 31, 2024.
Net Asset Value Calculation and Valuation Guidelines
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our independent valuation advisors in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. In addition, these guidelines will be used to determine the fair value of any Warehoused Investment in connection with our acquisition of such investment from Goldman Sachs. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. We prepare our financial statements based on historical cost in accordance with GAAP and intend to elect the fair value option for our Credit Investments. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares of common stock, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV.
In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
Assets
Valuation of Credit Investments
The fair value of the Credit Investments will be determined by Chatham. Newly originated or acquired Credit Investments will initially be valued at cost in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a Credit Investment is closed, Chatham will value each Credit Investment at fair value. Warehoused Investments are subject to our Valuation Guidelines as described herein. Warehoused Investments will be acquired/transferred from Goldman Sachs at an amount equal to (x) the lower of (i) fair value (determined by Chatham) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. Valuations of Credit Investments reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment. As applicable, Chatham may apply an alternative methodology to any non-performing Credit Investments and will notify the Adviser of any changes in approach taken.
Each valuation report prepared by Chatham will be addressed solely to our company. Chatham’s valuation reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of common stock and do not constitute a recommendation to any person to purchase or sell shares of our common stock. In preparing its reports, Chatham will not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company.
Valuation of Collateral
An appraisal will be completed by an outside third-party appraisal firm prior to the closing of each transaction and will be utilized for the first year’s reporting period thereafter. Within one year of the closing of each transaction, Capright will appraise the collateral, and provide appraisals no less than annually thereafter. Valuations of collateral reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others. The Adviser may choose to obtain an interim period appraisal if a significant event occurs that impacts the collateral.
Each valuation report prepared by Capright will be addressed solely to our company but provided to Chatham for consideration in the valuation of Credit Investments. Capright’s valuation reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of our collateral.
Valuation of Real Estate Owned Properties
In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned or REO. REO properties will initially be valued at fair value at the time of acquisition.

Generally, closing costs and expenses will initially be capitalized and reflected as a component of fair value. Thereafter, the REO properties will be valued by Capright periodically, as needed. Property-level valuations reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others.
Each valuation report prepared by the appraiser is addressed solely to our company. Any appraiser’s valuation report is not addressed to the public and may not be relied upon by any other person to establish the value of the property.
Valuation of Other Real Estate-Related Assets
Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS, corporate bonds, and certain other forms of debt, mezzanine and preferred equity. In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed significantly since the most recent valuation. In addition, our board of directors may retain additional independent valuation firms to assist with the valuation of real estate-related assets.
Publicly Traded Real Estate-Related Assets
Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will value the assets based on the average of the quotations obtained. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The Adviser may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
Private Real Estate-Related Assets
Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued at least monthly at fair value. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the operating businesses’ operating metrics such as sales growth, revenue traction, margin, key account wins and stability of executives. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon. Our board of directors may retain additional independent valuation firms to assist with the valuation of our private real estate-related assets.
Valuation of Derivative Instruments
In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value as determined by an independent pricing service. We generally obtain one price per instrument from our primary pricing service. If the primary pricing service cannot provide a price, we will seek a value from other pricing services. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.
Valuation of Liquid Non-Real-Estate-Related Assets
Liquid non-real-estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real-estate-related assets will be valued monthly by the Adviser based on market quotations obtained from third-party pricing service providers.
Liabilities
We will generally include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Placement Agent, accounts payable, accrued operating expenses, asset-level and portfolio-level financing and company-level facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Other than asset-level and portfolio-level debt and company-level facilities, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to approximate fair value due to the liquid and short-term nature of the instruments. The Adviser’s valuation of asset-level liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed by our independent valuation adviser or appraised. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class.
Liabilities related to distribution fees will accrue to a specific class of shares and will only be included in the NAV calculation for that class as described below.
Under applicable GAAP, we record liabilities for distribution fees (i) that we currently owe the Placement Agent under the terms of our Placement Agent Agreement and (ii) for an estimate that we may pay to our Placement Agent in future periods. However, in keeping with standard industry practice, we do not deduct the liability for estimated future distribution fees in our calculation of NAV, which fees are not payable under certain circumstances, such as in the event of our liquidation.
For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by the Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay the Adviser for these costs.
Valuation of Facilities
The fair value of facilities, or the sum of our asset-level and portfolio-level financing arrangements and company-level facilities, will be determined by Chatham, the facilities valuation advisor, selected by the Adviser and approved by our board of directors, including, a majority of independent directors. Chatham will prepare monthly valuations of each facility, which will be used in calculating NAV. New facilities will initially be valued at par, which is expected to represent fair value at that time. Thereafter, Chatham will prepare monthly valuations of the facilities that will be used in calculating NAV. All facilities will be valued using widely accepted methodologies specific to each type of facility. Any changes to the fair value of facilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds. In addition, for purposes of calculating our NAV, the financing costs related to our debt obligations will be capitalized and amortized over the life of the debt facility.
Each valuation report prepared by Chatham is addressed solely to our company. Chatham’s valuation reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV.
The board of directors has delegated to the Adviser the responsibility for monitoring significant events that may affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.

Valuation of Securitized Debt Investments
The fair value of any securitized debt investments will generally be measured using the more observable of the fair value of the securitized assets and liabilities using the Valuation Guidelines discussed above.
NAV and NAV Per Share Calculation
Our NAV per share will be calculated by CBRE as of the last calendar day of each month and is available generally within 15 calendar days after the end of each applicable month. Our board of directors, including a majority of our independent directors, may replace CBRE with another party, including our Adviser, if it is deemed appropriate to do so. The Adviser is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV.
Each month, before taking into consideration accrued dividends or other class-specific accruals, any change in the aggregate NAV (the “Aggregate Fund NAV”) of our outstanding shares of each class of common stock at the end of the prior month will be allocated among each class of common stock. This allocation will be based on each class’s relative percentage of the previous Aggregate Fund NAV (treating all shares issued on the first calendar day of the month as outstanding as of the date of such previous Aggregate Fund NAV). Changes in our monthly Aggregate Fund NAV include, without limitation, accruals of our net portfolio income, interest expense, management fees, performance fees, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly Aggregate Fund NAV also include material non-recurring events, such as capital expenditures and material acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
Following the allocation of the changes in our Aggregate Fund NAV as described above, NAV for each class is adjusted for class-specific accruals for distributions and ongoing distribution fees, to determine the monthly NAV for each class. These accruals are made on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. We normally expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect net distributions on Class T and Class S shares will be lower than Class D shares and net distributions on Class D shares will be lower than Class I shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees may lower the NAV per share of a share class. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV will also be different for each class. We may from time to time issue stock dividends on a class-specific basis to adjust the NAV per share of such class. Because the purchase price of shares in the primary offering is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and placement fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and placement fees have no effect on the NAV of any class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Distributions
As of December 31, 2024, we had not declared or paid distributions. We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis.

Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from our investments at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flows which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities (in our private offering or subsequent offerings, if any) or sell assets in order to distribute amounts sufficient to satisfy the requirement that we distribute at least 90% of our REIT taxable income in order to qualify as a REIT. We have not established any limit on the amount of proceeds from our private offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our investments, borrowings or offering proceeds (including from sales of our common stock to the Adviser), and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in shares, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our investments, borrowings or proceeds of our private offering will result in us having less funds available to originate or acquire real estate debt investments or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price stockholders paid for their shares.
Unregistered Sales of Equity Securities
Initial Capitalization
We were capitalized through the purchase by GS Fund Holdings, L.L.C. (“GS Fund Holdings”), an affiliate of the Adviser, of 400 shares of our common stock (which were subsequently changed into Class I shares in connection with our amended charter) for an aggregate purchase price of $10,000 on March 27, 2024. These shares were issued and sold in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.
Sponsor Commitment
On October 4, 2024, we entered into a subscription agreement with GS Fund Holdings, pursuant to which GS Fund Holdings, or any entity that is controlled by, controls or is under common control with GS Fund Holdings, has agreed to purchase an aggregate amount of $100 million in shares of our non-voting common stock (the “Sponsor Commitment”) in increments of $25 million, at a price per share equal to our most recently determined NAV for our non-voting common stock, or if an NAV has yet to be calculated, then $25.00. The initial purchase of one million shares of our non-voting common stock for $25 million was made on January 6, 2025. These shares were issued and sold in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.
Private Offering
We are engaging in a continuous, unlimited private placement offering of our shares of common stock to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of December 31, 2024, there had been no purchases under the continuous offering. On January 6, 2025, we completed our first sales in such private offering and reported such sales in our Current Report on Form 8-K.

Independent Director Compensation
On January 6, 2025, we granted 13,412 restricted shares of our Class I common stock with an aggregate value of $335,301, to our four independent directors as compensation for their services pursuant to the terms of our Independent Director Compensation Plan (the “Plan”). Pursuant to the terms of the Plan, at least 60% of a director’s total annual compensation is paid in the form of an annual grant of restricted stock subject to a director’s ability to elect to receive additional amounts in equity (in lieu of cash). One of our independent directors elected to receive 100% of the annual retainer in equity. The shares were issued in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.
Share Repurchases
Effective June 10, 2024, our board of directors adopted a share repurchase plan, which has been amended at various times thereafter, pursuant to which, beginning in the calendar quarter ended September 30, 2025, which is the second full calendar quarter following the initial closing in our continuous private offering, stockholders may request, on a quarterly basis that we repurchase all or any portion of their shares of our common stock subject to the limitations of the share repurchase plan. We may repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time.
To the extent we choose to repurchase shares in any particular calendar quarter we will only repurchase shares as of the opening of the last calendar day of that quarter (a “Repurchase Date”). Repurchase requests received and processed by our transfer agent will be effected at a repurchase price equal to the transaction price on the applicable Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year generally will be repurchased at 95% of the transaction price. This Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
The aggregate NAV of total repurchases under the plan (based on the price at which the shares are repurchased) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any quarter, shares submitted for repurchase during such quarter will be repurchased on a pro rata basis after we have repurchased all shares for which repurchase has been requested due to death or disability. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate-related investments or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, we may choose to repurchase fewer shares in any particular quarter than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such an action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each calendar quarter.
Holders of Class F-I shares are not eligible to participate in our share repurchase plan until January 6, 2027. Holders of Class F-II shares are not eligible to participate in our share repurchase plan until the later of (i) January 6, 2027 and (ii) one year from the date of the share issuance.
Shares obtained by the Adviser or its affiliates are not eligible for repurchase through our share repurchase plan and will not be subject to the repurchase limits of the plan or any Early Repurchase Deduction; provided, however, that shares obtained pursuant to the Sponsor Commitment are subject to the repurchase limits, subject to certain exceptions, as set forth in the subscription agreement for the Sponsor Commitment. In addition, repurchase of shares otherwise obtained by the Adviser or its affiliates, including with respect to payment of the management fee or the performance fee is subject to the approval of the affiliate transaction committee.
As of December 31, 2024 we had not yet commenced our share repurchase plan and had not repurchased any shares of our common stock.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in this Report.
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
We are conducting a continuous private offering initially of up to $1,000,000,000 in shares of our common stock in our primary offering and up to $250,000,000 in shares pursuant to our distribution reinvestment plan. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made.
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
Warehoused Investments
Goldman Sachs Asset Management Real Estate intends to source a portfolio of up to $250 million in real estate debt investments consistent with our investment strategy which we refer to as the Warehoused Investments that we intend to acquire from Goldman Sachs as capital is raised in our continuous private offering for up to one year after we break escrow in the private offering. Unless our affiliate transaction committee approves otherwise (once formed upon the appointment of our independent directors to our board of directors), we expect to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. In addition, once formed, our affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to us.
Recent Developments
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from any real estate debt investments or real estate-related securities acquired or originated, other than those referred herein.
Results of Operations
As of December 31, 2024, we were in our organizational period and had not commenced principal operations or generated any revenues. Principal operations are expected to commence when common shares are issued in the initial closing of our continuous private offering. We are dependent upon the proceeds from the continuous private offering in order to conduct our investment activities. We intend to make investments with the capital received from the continuous private offering and any indebtedness that we may incur in connection with our investment activities.
Our Registration Statement on Form 10 became effective on September 16, 2024. As of December 31, 2024, we had neither purchased nor contracted to purchase any investments. We commenced principal operations on January 6, 2025 upon breaking escrow in our ongoing private offering. See “—Subsequent Events” below.
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
Our Adviser has agreed to several support measures. Our Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we break escrow for the private offering. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we break escrow for the private offering. As of December 31, 2024, the Adviser and its affiliates have incurred organization, offering and general and administrative expenses on our behalf of approximately $3.3 million. These costs are not our liability until the date on which the escrow is released. The Placement Agent currently intends to pay its expenses without reimbursement from us. In addition, our Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we break escrow in our private offering.
Goldman Sachs has committed to purchase an aggregate amount of $100 million in non-voting common stock in increments of $25 million, at a price per share equal to our most recently determined NAV for the non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchases will be made initially on the date of the initial closing of the continuous private offering and subsequently upon the first date the Company’s NAV reaches each of $500 million, $750 million and $1 billion.
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
Investments in Loans
As of December 31, 2024, we had not originated or acquired any Credit Investments. At such time as we originate or acquire Credit Investments, we will elect the fair value option for all such investments. Under the fair value option changes in the fair value will be recognized in our consolidated statement of operations.
We will determine the fair value by obtaining valuations from a third-party appraiser, which will be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
See Note 3 titled “Significant Accounting Policies” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Report on Form 10-K for additional information concerning the Company’s significant accounting policies.
Subsequent Events
Stockholders’ Equity
On January 6, 2025, the escrow was released in the Offering and the Company sold unregistered shares of its common stock in the Offering as follows:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - series I shares	3,395,200	$84,880,000
Common stock - series S shares	1,270,743	$32,052,262	(1)
(1) Includes upfront selling commissions and placement fees of $283,698.
On January 6, 2025, in connection with the Goldman Sachs Investment, the Company issued an aggregate of 1.0 million of its shares of non-voting common stock to Goldman Sachs at a price per share of $25.00 for an aggregate purchase price of $25.0 million.

In February 2025, the Company sold unregistered shares of its common stock in the Offering as follows:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - series I shares(1)	1,088,012	$26,684,000
Common stock - series S shares(2)	283,923	$7,026,720	(3)
(1) Includes 20,652 shares issued under the distribution reinvestment plan for a total value of $0.5 million, which is excluded from Aggregate Consideration.
(2) Includes 5,123 shares issued under the distribution reinvestment plan for a total value of $0.1 million, which is excluded from Aggregate Consideration.
(3) Includes upfront selling commissions and placement fees of $56,720.

Investment Portfolio Activity
Goldman Sachs expects to source a portfolio of real estate debt investments (the “Warehoused Investments”) for acquisition by the Company on the terms and conditions as described in the Company’s Registration Statement on Form 10, as amended.
In January 2025, following the approval of the affiliate transaction committee of the Company’s board of directors, the Company acquired from Goldman Sachs three Warehoused Investments for an aggregate transfer price of $137.4 million.
Each investment was acquired by the Company at an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance.
In February 2025, the Company originated a $36.9 million floating rate, first mortgage loan collateralized by a multifamily property located in Leander, Texas.
Financing Activity
Citibank Repurchase Facility
On January 9, 2025, REFT Charles Street LLC (“Seller”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Seller of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Citibank of up to $250 million (the “Facility”). The initial borrowing of $62.7 million under the Repurchase Agreement has been used to finance certain loans receivable.
Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR for a one-month period plus a spread as agreed upon by Citibank and the Seller for each transaction. The maturity date of the Facility is January 9, 2028, subject to an option by the Seller to extend the term of the Facility for a period not to exceed the repurchase date of the last remaining eligible loan subject to the Repurchase Agreement, which may be exercised upon the satisfaction of certain customary conditions set forth in the Repurchase Agreement.
Class F-I Shares and Class F-II Shares
On January 27, 2025, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Third Articles of Amendment and Restatement (the “Charter”) with the Maryland State Department of Assessments and Taxation (the “SDAT”) to increase the number of shares of capital stock that the Company has authority to issue to 2,120,000,000 and the number of shares of voting common stock, par value $0.01 per share, that the Company has authority to issue to 2,010,000,000. Immediately following the filing of the Articles of Amendment, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) to the Charter, pursuant to which the Company classified and designated 5,000,000 authorized but unissued shares of Class F-I common stock and 5,000,000 authorized but unissued shares of Class F-II common stock.
Effective as of January 27, 2025, in connection with the designation of the Class F-I shares and the Class F-II shares, the Company entered certain amended and restated agreements and amended certain Company documents as described below.
Third Amended and Restated Advisory Agreement
The Company entered into the Third Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”) by and among the Company and the Adviser. The Amended and Restated Advisory Agreement reflects the addition of the Class F-I shares and Class F-II shares and the different management fees and performance fees associated with such shares.
The Adviser has agreed to waive the management fee and the performance fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not participate in the nine-month waiver of the management fee and will not pay the performance fee.
The Amended and Restated Advisory Agreement also modifies the previous advisory agreement to confirm the specific delegation of authority for the Adviser to enter into financing arrangements on behalf of the Company.
Amended and Restated Placement Agent Agreement
The Company entered into the Amended and Restated Placement Agent Agreement (the “Amended and Restated Placement Agent Agreement”) by and among the Company and the Placement Agent. The Amended and Restated Placement Agent Agreement reflects the addition of the Class F-II shares for sale in the Offering.
Share Repurchase Plan
The share repurchase plan was amended to reflect the addition of Class F-I shares and Class F-II shares and the restriction on the participation of such shares in the share repurchase plan. Class F-I shares are not eligible to participate in the share repurchase plan until the two-year anniversary of the date the shares were initially purchased (the “Second Anniversary”). Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) the Second Anniversary and (ii) one year from the date of issuance of the Class F-II share.
Distribution Reinvestment Plan
The distribution reinvestment plan was amended to reflect that the Class F-I shares and Class F-II shares are not eligible to participate in the Company’s distribution reinvestment plan.
Valuation Guidelines
The valuation guidelines were amended to confirm that management fees and performance fees are a class-specific expense and will accrue for all classes on a class-specific basis.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a small reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Goldman Sachs Real Estate Finance Trust Inc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Goldman Sachs Real Estate Finance Trust Inc and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for the period from March 27, 2024 (date of initial capitalization) to December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from March 27, 2024 (date of initial capitalization) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2025
We have served as the Company’s auditor since 2024.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheet

December 31, 2024
Assets
Cash and cash equivalents	$8,102
Total assets	$8,102

Liabilities and Equity
Total liabilities	$—

Commitments and Contingencies (Note 5)
Redeemable common stock – non-voting shares, $0.01 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series S shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock - series I shares, $0.01 par value per share, 500,000,000 shares authorized; 400 shares issued and outstanding	4

Additional paid-in capital	9,996
Accumulated deficit	(1,898)

Total equity	8,102

Total liabilities and equity	$8,102
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Operations

For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Expenses
General and administrative	$1,898
Total expenses	1,898
Net loss	$(1,898)

Net loss per share of common stock, basic and diluted	$(4.75)
Weighted average number of shares of common stock outstanding, basic and diluted	400
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Changes in Equity

	Preferred Stock	Common Stock, series T	Common Stock, series S	Common Stock, series D	Common Stock, series I	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock - non-voting shares
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	4	9,996	—	10,000	—
Net loss	—	—	—	—	—	—	(1,898)	(1,898)	—
Balance at December 31, 2024	$—	$—	$—	$—	$4	$9,996	$(1,898)	$8,102	$—

See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Cash Flows

For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Cash flows from operating activities
Net loss	$(1,898)
Net cash used in operating activities	(1,898)
Cash flows from financing activities
Proceeds from the issuance of common stock	10,000
Net cash provided by financing activities	10,000
Net increase in cash and cash equivalents	8,102
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$8,102
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
As of December 31, 2024, the Company had not commenced operations and neither originated nor contracted to purchase any loans.
2. CAPITALIZATION
As of December 31, 2024, the Company was authorized to issue 2,110,000,000 shares of capital stock. Of the total shares of stock authorized, 2,000,000,000 shares are classified as voting common stock with a par value of $0.01 per share, 500,000,000 of which are classified as series T shares, 500,000,000 of which are classified as series S shares, 500,000,000 of which are classified as series D shares, 500,000,000 of which are classified as series I shares, 10,000,000 shares of non-voting common stock, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote.
Private Offering
The Company is conducting a continuous private offering initially of up to $1 billion in shares in its primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of four series of shares of its common stock, series T shares, series S shares, series D shares and series I shares, with a dollar value up to the maximum offering amount. The series of common stock in the Offering have different upfront selling commissions and placement fees and different ongoing distribution fees and differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the Company views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the Company also refers to these separate series of common stock as “classes.” The Company will accept purchase orders and hold investors’ funds in a non-interest bearing escrow account until the Company receives purchase orders for at least $100 million of common stock, excluding shares purchased by the Adviser, its affiliates and directors and officers in any combination of purchases of series T shares, series S shares, series D shares and series I shares, provided that the Company will not issue more than one series of shares until it has a class of securities that is registered under the Exchange Act. During the escrow period, the per share purchase price for shares of the Company’s common stock will be $25.00, plus applicable upfront selling commissions and placement fees. After the close of the escrow period, each series of shares will be sold at the then-current transaction price, which will generally be the prior month’s net asset value (“NAV”), as determined pursuant to the Company’s valuation guidelines, per share for such series, as calculated monthly, plus applicable upfront selling commissions and placement fees. The Company satisfied the minimum offering amount and broke escrow in the continuous private offering on January 6, 2025.

Sponsor Commitment
On October 4, 2024, the Company entered into a subscription agreement with Goldman Sachs pursuant to which Goldman Sachs has agreed to purchase an aggregate amount of $100 million in non-voting common stock in increments of $25 million, at a price per share equal to the Company’s most recently determined NAV for the non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchases will be made initially on the date of the initial closing of the Offering and subsequently upon the first date the Company’s NAV reaches each of $500 million, $750 million and $1 billion.
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
3. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires the Company’s management to make estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
General and Administrative
General and administrative costs are expensed as incurred. The expense for the period from March 27, 2024 (date of initial capitalization) through December 31, 2024 in our consolidated statements of operations related to bank fees.

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
As of December 31, 2024, the Company had $682 of net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. The Company believes that it is more likely than not that the benefit from the deferred tax asset will not be realized. In recognition of this, the Company has provided a valuation allowance of $682 on the $682 deferred tax asset.
Organization and Offering Expenses
As of December 31, 2024, the Adviser and its affiliates have incurred organization, offering and general and administrative expenses, which includes directors’ compensation, on the Company’s behalf of approximately $3.3 million. These organization, offering and general and administrative expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the date on which the escrow is released. When recorded by the Company, organizational and general and administrative expenses will be expensed as incurred, and offering costs will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
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
Share Repurchase Plan
In June 2024, the Company adopted a share repurchase plan, whereby beginning as of the second full calendar quarter following the first closing in the Offering, stockholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases pursuant to the share repurchase plan will be limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Shares will be repurchased at a price equal to the NAV per share on the applicable repurchase date, which will generally be equal to the Company’s prior month’s NAV per share, subject to any early repurchase deduction. Subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 95%

of the transaction price. The Company’s board of directors has the right to modify, suspend or terminate the share repurchase plan if it deems such action to be in the best interest of the Company and its stockholders.
Earnings (Loss) Per Share
Basic net income (loss) per share of common stock is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period, of which there were none.
New Accounting Pronouncements
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
Management Fee
The Adviser will be paid an annual management fee equal to 1.25% of aggregate NAV represented by the Company’s common stock, payable monthly in arrears. In calculating the management fee, the Company will use its NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on its shares. The management fee may be paid, at the Adviser’s election, in cash or shares (in a class or multiple classes of its choosing).
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
The Adviser has agreed to waive its management fee and performance fee for nine months commencing on and including the date on which the Company breaks escrow for the Offering, subject to the option to extend the fee waiver in the sole discretion of the Adviser.

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
Placement Agreement
In June 2024, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the “Placement Agent”) as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.
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
6. SUBSEQUENT EVENTS
Stockholders’ Equity
On January 6, 2025, the escrow was released in the Offering and the Company sold unregistered shares of its common stock in the Offering as follows:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - series I shares	3,395,200	$84,880,000
Common stock - series S shares	1,270,743	$32,052,262	(1)
(1) Includes upfront selling commissions and placement fees of $283,698.
On January 6, 2025, in connection with the Goldman Sachs Investment, the Company issued an aggregate of 1.0 million of its shares of non-voting common stock to Goldman Sachs at a price per share of $25.00 for an aggregate purchase price of $25.0 million.
In February 2025, the Company sold unregistered shares of its common stock in the Offering as follows:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - series I shares(1)	1,088,012	$26,684,000
Common stock - series S shares(2)	283,923	$7,026,720	(3)
(1) Includes 20,652 shares issued under the distribution reinvestment plan for a total value of $0.5 million, which is excluded from Aggregate Consideration.
(2) Includes 5,123 shares issued under the distribution reinvestment plan for a total value of $0.1 million, which is excluded from Aggregate Consideration.
(3) Includes upfront selling commissions and placement fees of $56,720.

Investment Portfolio Activity
Goldman Sachs expects to source a portfolio of real estate debt investments (the “Warehoused Investments”) for acquisition by the Company on the terms and conditions as described in the Company’s Registration Statement on Form 10, as amended.
In January 2025, following the approval of the affiliate transaction committee of the Company’s board of directors, the Company acquired from Goldman Sachs three Warehoused Investments for an aggregate transfer price of $137.4 million.
Each investment was acquired by the Company at an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance.
In February 2025, the Company originated a $36.9 million floating rate, first mortgage loan collateralized by a multifamily property located in Leander, Texas.
Financing Activity
Citibank Repurchase Facility
On January 9, 2025, REFT Charles Street LLC (“Seller”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Seller of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Citibank of up to $250 million (the “Facility”). The initial borrowing of $62.7 million under the Repurchase Agreement has been used to finance certain loans receivable.
Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR for a one-month period plus a spread as agreed upon by Citibank and the Seller for each transaction. The maturity date of the Facility is January 9, 2028, subject to an option by the Seller to extend the term of the Facility for a period not to exceed the repurchase date of the last remaining eligible loan subject to the Repurchase Agreement, which may be exercised upon the satisfaction of certain customary conditions set forth in the Repurchase Agreement.
Class F-I Shares and Class F-II Shares
On January 27, 2025, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Third Articles of Amendment and Restatement (the “Charter”) with the Maryland State Department of Assessments and Taxation (the “SDAT”) to increase the number of shares of capital stock that the Company has authority to issue to 2,120,000,000 and the number of shares of voting common stock, par value $0.01 per share, that the Company has authority to issue to 2,010,000,000. Immediately following the filing of the Articles of Amendment, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) to the Charter, pursuant to which the Company classified and designated 5,000,000 authorized but unissued shares of Class F-I common stock and 5,000,000 authorized but unissued shares of Class F-II common stock.
Effective as of January 27, 2025, in connection with the designation of the Class F-I shares and the Class F-II shares, the Company entered certain amended and restated agreements and amended certain Company documents as described below.
Third Amended and Restated Advisory Agreement
The Company entered into the Third Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”) by and among the Company and the Adviser. The Amended and Restated Advisory Agreement reflects the addition of the Class F-I shares and Class F-II shares and the different management fees and performance fees associated with such shares.

The Adviser has agreed to waive the management fee and the performance fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not participate in the nine-month waiver of the management fee and will not pay the performance fee.
The Amended and Restated Advisory Agreement also modifies the previous advisory agreement to confirm the specific delegation of authority for the Adviser to enter into financing arrangements on behalf of the Company.
Amended and Restated Placement Agent Agreement
The Company entered into the Amended and Restated Placement Agent Agreement (the “Amended and Restated Placement Agent Agreement”) by and among the Company and the Placement Agent. The Amended and Restated Placement Agent Agreement reflects the addition of the Class F-II shares for sale in the Offering.
Share Repurchase Plan
The share repurchase plan was amended to reflect the addition of Class F-I shares and Class F-II shares and the restriction on the participation of such shares in the share repurchase plan. Class F-I shares are not eligible to participate in the share repurchase plan until the two-year anniversary of the date the shares were initially purchased (the “Second Anniversary”). Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) the Second Anniversary and (ii) one year from the date of issuance of the Class F-II share.
Distribution Reinvestment Plan
The distribution reinvestment plan was amended to reflect that the Class F-I shares and Class F-II shares are not eligible to participate in the Company’s distribution reinvestment plan.
Valuation Guidelines
The valuation guidelines were amended to confirm that management fees and performance fees are a class-specific expense and will accrue for all classes on a class-specific basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age*	Position
James Garman	57	Chairperson of the Board of Directors
Jeffrey Fine	44	Director
Richard Spencer	50	Director
Steve Pack	44	Chief Executive Officer and President
Mallika Sinha	47	Chief Financial Officer and Treasurer
Dylan Sherwood	37	Chief Legal Officer and Secretary
Emily Reagan	42	Head of Product Strategy and Investor Relations
Gwendolyn Hatten Butler	69	Independent Director
Trisha Miller	61	Independent Director
Glenn Rufrano	75	Independent Director
Simon M. Turner	63	Independent Director
__________________
*As of February 12, 2025.
James Garman has served as Chairperson of the Board of Directors of GS REFT since June 2024 and as a director since March 2024. He is also Global Head of Real Estate within Goldman Sachs Asset Management and serves as Chairperson of the Board of Directors of GS REIT, a non-traded REIT sponsored by Goldman Sachs. He joined Goldman Sachs in 1992 and was named Managing Director in 2004 and Partner in 2006. He is co-chair of the Global Real Estate Investment Committee and a member of the Urban Investment Group Investment Committee. Mr. Garman received an MA from the University of Cambridge. Mr. Garman is a valuable member of our board of directors because of his extensive real estate investment experience and his leadership and history within Goldman Sachs Asset Management.
Jeffrey Fine has served as one of the directors of GS REFT since June 2024. He is also Global Co-Head of Alternatives Capital Formation within Goldman Sachs Asset Management and is a member of the Board of Directors of GS REIT. He is a member of the Global Real Estate Investment Committee, the Urban Investment Group Investment Committee and the Asset Management Inclusion and Diversity Council. He joined Goldman Sachs in 2002 and was named Managing Director in 2012 and Partner in 2018. Mr. Fine received a BS from Cornell University. Mr. Fine is a valuable member of our board of directors because of his extensive experience with respect to alternative capital formation and his leadership and history within Goldman Sachs Asset Management.
Richard Spencer has served as one of the directors of GS REFT since June 2024. He is also Head of Real Estate in Europe within Goldman Sachs Asset Management and global Chief Investment Officer of the Real Estate Credit Partners fund series. He joined Goldman Sachs in 2009, and was named Managing Director in 2012 and Partner in 2018. He is a member of the Global Real Estate Investment Committee. Mr. Spencer received a BA from the University of Warwick. Mr. Spencer is a valuable member of our board of directors because of his extensive real estate investment experience and his leadership with respect to the Real Estate Credit Partners fund series, which has investment objectives focused on origination and acquisition of Credit Investments similar to GS REFT.
Steve Pack is Chief Executive Officer and President of GS REFT, a position he has held since June 2024. He is also a Managing Director in Real Estate within Goldman Sachs Asset Management in the Americas. He is a member of the Global Real Estate Investment Committee as a voting member for GS REFT investments. He joined Goldman Sachs in 2021 as a Managing Director in the Americas Real Estate Financing Group in Global Banking & Markets, where he was Co-Head of Large Loan Originations. Prior to joining Goldman Sachs, Mr. Pack spent seven years at Deutsche Bank, where he was a Managing Director in the bank’s Commercial Real Estate Finance Group. Before joining Deutsche Bank, Mr. Pack held positions at Rockwood Capital and the Canadian Imperial Bank of

Commerce. Mr. Pack received a BBA from the University of Georgia and an MBA from the Kellogg School of Management at Northwestern University.
Mallika Sinha is Chief Financial Officer and Treasurer of GS REFT, positions she has held since June 2024 and March 2024, respectively. She is also a Managing Director and the Global Chief Financial Officer and Chief Operating Officer of Goldman Sachs Asset Management Real Estate and serves as Chief Financial Officer and Treasurer for GS REIT. She joined Goldman Sachs in 2022. Prior to her current roles, Ms. Sinha was Chief Financial Officer at Watermark Lodging Trust, Inc. from 2020 through 2022. Prior to that Ms. Sinha served as Managing Director at W.P. Carey and Chief Financial Officer of CPA:17—Global Incorporated (until its merger with W.P. Carey in 2018), CPA:18—Global Incorporated, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CIW 2”) from 2017 to 2020. Ms. Sinha is a Chartered Accountant from India and received her Bachelor of Commerce degree from the University of Mumbai.
Dylan Sherwood is Chief Legal Officer and Secretary of GS REFT, positions he has held since June 2024 and March 2024, respectively. He is also a Vice President and Senior Legal Director within Goldman Sachs Asset Management in the Americas and serves as Chief Legal Officer and Secretary for GS REIT. He joined Goldman Sachs in 2016. Mr. Sherwood received a BA from Hendrix College and a JD from St. John’s University School of Law.
Emily Reagan is Head of Product Strategy and Investor Relations of GS REFT, a position she has held since June 2024. She is also a Vice President in Alternatives Capital Formation within Goldman Sachs Asset Management, a position she has held since 2011, and serves as Head of Product Strategy and Investor Relations for GS REIT. She joined Goldman Sachs in 2006. Ms. Reagan received a BA from the University of Pennsylvania.
Gwendolyn Hatten Butler serves as an independent director of GS REFT, a position she has held since November 2024. She has served as an independent director for GS REIT since April 2023. From August 2021 through December 2021, Ms. Hatten Butler served as a senior adviser to Capri Investment Group, a real estate development and direct investment firm that has completed more than $14 billion in commercial real estate investments since its founding in 1992. From June 2019 through July 2021, Ms. Hatten Butler was the President and Chief Investment Officer of Capri Investment Group. From March 2007 through June 2019, Ms. Hatten Butler acted as Vice Chairwoman and Head of Investor Relations at Capri Investment Group and was responsible for leading the firm’s capital raising and investor relations teams, and management of the firm’s compliance, information technology, strategic planning, and human capital functions. Additionally, Ms. Hatten Butler has served as an independent director of Ferguson Partners and Mutual of America Financial Group since July 2021 and August 2021, respectively. Ms. Hatten Butler has been an independent director and chair of the Audit Committee of Axxes Private Markets Fund and Axxes Opportunistic Credit Fund since September 16, 2024 and October 1, 2024, respectively. Ms. Hatten Butler previously served as an independent director of Wells Enterprises, Inc. from December 2020 through January 2023. Ms. Hatten Butler holds a B.A. in Economics from the University of Michigan, and an M.B.A. in Finance from Northwestern University’s Kellogg School of Management. Ms. Hatten Butler will be a valuable member of our board of directors due to her extensive real estate experience.
Trisha Miller serves as an independent director of GS REFT, a position she has held since November 2024. She has served as an independent director for GS REIT since April 2023. Since April 2021, she has been the Executive Managing Director of Capital Markets for Redbrick LMD, a real estate owner and developer based in Washington, D.C. She oversees fundraising, investor relations, marketing, operations and product development for Redbrick LMD. From April 2019 to April 2021, Ms. Miller served as Executive Managing Director of Robert A. Stanger, an investment banking firm. From October 2017 to November 2018, Ms. Miller was the Chief Executive Officer of Starwood Capital, LLC, the broker/dealer affiliate of Starwood Capital Group, a private equity firm with a focus on global real estate. From 2008 to 2017, Ms. Miller was the and National Sales Manager of Carey Financial, LLC, W.P. Carey’s affiliated broker-dealer. In 2015, she was named co-President and in 2017 Chief Executive Officer, Head of Distribution of Carey Financial, LLC. Ms. Miller is the former Chair and Chair Emeritus of the Institute for Portfolio Alternatives (Chair in 2020). She earned a Bachelor of Arts degree from Chatham College and an M.B.A. in Finance and Marketing from the Katz Graduate School of Business at the University of Pittsburgh. She is a Certified Financial Planner® and holds several securities licenses, including the Series 7 and 24 licenses. Ms. Miller will be a valuable member of our board of directors due to her expertise in fundraising, investor relations, capital markets and industry knowledge for alternative investment products.
Glenn Rufrano serves as an independent director of GS REFT, a position he has held since November 2024, and is the lead independent director and serves as the chairman of the affiliate transaction committee. He has served as an independent director for GS REIT, since April 2023. Since April 2024, Mr. Rufrano has served as the executive chair of Pennsylvania REIT (“PREIT”). From April 2015, through its merger with Realty Income in November 2021, Mr. Rufrano served as Chief Executive Officer of VEREIT, Inc. Under his leadership, the Company changed its name to VEREIT, moved its listing to the NYSE and implemented a company-wide business approach based on discipline, transparency and consistency. Furthermore, Mr. Rufrano has made significant progress on several initiatives including reducing debt, enhancing the portfolio and simplifying VEREIT’s business model with the sale of Cole Capital. Before joining VEREIT, Mr. Rufrano served as the Chairman and Chief Executive Officer of O’Connor Capital Partners, a privately-owned independent real estate investment, development and management firm specializing in retail and multifamily residential properties. He was among the founders of O’Connor in 1983. Prior to rejoining O’Connor in 2013, Mr. Rufrano served as Global President and Chief Executive Officer of Cushman & Wakefield, Inc., a private, global commercial property and real estate services company and was a member of its Board of Directors. From January 2008 to February 2010, he was Chief Executive Officer of Centro Properties Group, an Australian-based shopping center company, which owned 22 million square feet of retail property in Australia and 100 million square feet in the U.S. From April 2007 through January 2008, Mr. Rufrano served as Chief Executive Officer of Centro Properties Group U.S. From 2000 until its acquisition by Centro Properties Group in April 2007, Mr. Rufrano was Chief Executive Officer of New Plan Excel Realty Trust, Inc. (“New Plan”), a commercial retail REIT formerly listed on the New York Stock Exchange, as well as a member of its Board of Directors. Under his leadership, New Plan was transformed into one of the nation’s largest public real estate companies, focusing on the ownership and management of more than 460 community and neighborhood shopping centers encompassing approximately 68 million square feet of retail space. Since December 2024, Mr. Rufrano has served as a director for Healthcare Realty Trust Incorporated (“HR”). Mr. Rufrano has served as a director of Ventas, Inc., an S&P 500 company and a publicly traded healthcare REIT; Columbia Property Trust, Inc., a publicly traded office REIT; Trizec Properties, Inc., a national office REIT; Criimi Mae Inc., a mortgage REIT; and General Growth Properties, an institutional mall REIT. He currently serves on the advisory boards at New York University’s Real Estate Institute and at The Steven L. Newman Real Estate Institute Advisory Board at Baruch College. Mr. Rufrano currently serves on the Dean’s Council for the W.P. Carey School of Business at Arizona State University and was the 2021 Leadership Award Winner for the National Association of Real Estate Investment Trusts. He is a Trustee and former Chairman of ICSC. He serves on the Board of New Alternatives for Children, a not-for-profit health and social services agency whose exclusive mission is to serve children with medical disabilities and/or chronic illnesses and their families. Mr. Rufrano earned a Bachelor’s Degree in Business Administration from Rutgers University and Master of Science Degree in Management and Real Estate from Florida International University. Mr. Rufrano will be a valuable member of our board of directors due to his extensive experience in real estate.
Simon M. Turner serves as an independent director of GS REFT, a position he has held since November 2024, and serves as the chairperson of the audit committee. He has served as an independent director for GS REIT since April 2023. Since January 2017, Mr. Turner has been Managing Director of Alpha Lodging Partners, an advisory firm providing investment and strategic advisory services to hospitality sector companies and investors, both public and private. Immediately prior to his current role, from May 2008 Mr. Turner was the President of Global Development of Starwood Hotels & Resorts (NYSE: HOT), where he led a team of approximately 120 development and investment executives charged with the growth of the company’s portfolio of managed, leased and franchised hotels and the disposition strategy for the company’s owned real estate portfolio. Mr. Turner also serves on the board of directors of Purchase Senior Learning Community, Inc., and Sonder Holdings Inc. (NASDAQ: SOND), positions he has held since June 2023 and October 2023, respectively. From January 2020 to December 2022, he served as a director of the supervisory board of Steigenberger Hotels AG. Additionally, from April 2020 to October 2022 he served as a director, member of the Compensation Committee and chairman of the Audit Committee of Watermark Lodging Trust, a non-traded REIT, having previously served as an independent director of CWI 1, a predecessor entity, since December 2018. Mr. Turner served on the Compensation Committee of Extended Stay America (NASDAQ: STAY) and on the Nominating and Governance Committee of ClubCorp Holdings (NYSE:

MYCC) from March 2020 to June 2021 and March 2017 to September 2017, respectively. From January 1997 to August 2000 and again from February 2002 to May 2007, Mr. Turner was a director of Four Seasons Hotels (NYSE/TSX: FS) and served as a member of the Human Resources/Compensation and Audit Committees. Mr. Turner has been active in real estate sector organizations including as a member of the American Hotel & Lodging Association’s Hospitality Investment Roundtable, a member of the Real Estate Roundtable, and the Urban Land Institute, where he served as a trustee and a member of ULI’s Greenprint Center for Building Performance Advisory Board. Mr. Turner has been an Adjunct Assistant Professor at New York University since September 2017 and has served as an advisory board member of New York University’s Tisch Center since July 2019. Mr. Turner earned a Bachelor of Science degree in Hotel Administration from Cornell University and has served on the school’s Dean’s Advisory Committee and the Cornell University Council. Mr. Turner will be a valuable member of our board of directors due to his extensive real estate and prior board service experience.
Audit Committee
Our board of directors has established an audit committee which is composed of Simon Turner, Glenn Rufrano, Trisha Miller and Gwendolyn Hatten Butler, with Mr. Turner serving as chairperson of the Audit Committee. They meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance, and Mr. Turner is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Audit Committee operates pursuant to its charter, which was approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee, which will include, oversight of the following:
•our accounting and financial reporting processes;
•the integrity and audits of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.
In addition, the Audit Committee determines the selection, appointment, retention and termination of the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also will approve all audit and non-audit services provided by the independent public accountants to us and certain other persons and the fees we pay for these services.
The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.
Corporate Governance
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our code of business conduct and ethics, as it may relate to those also covered by Goldman Sachs’ code of conduct, will operate in conjunction with, and in addition to, Goldman Sachs’ code of conduct. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Report.

Corporate Governance Guidelines
We have adopted corporate governance guidelines to advance the functioning of our board of directors and our relationship with Goldman Sachs and its affiliates.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. A copy of our Policy with Respect to Transactions in Shares of REITs and Tradeable Business Development Companies (Section 16) is filed as an exhibit to this Report.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities, and as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. Although we do not pay our executive officers any cash compensation, we pay our Adviser the fees described under Item 13, “Certain Relationships and Related Transactions, and Director Independence—The Advisory Agreement.”
Compensation Committee Interlocks and Insider Participation
We currently do not expect to have a compensation committee of our board of directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Compensation to Directors
Our board of directors has adopted an independent director compensation plan pursuant to which we compensate each of our non-employee directors who are not affiliated with the Adviser or Goldman Sachs with an annual retainer of $100,000, plus an additional retainer of $12,500 to our lead independent director (Glenn Rufrano), and an additional retainer of $7,500 to the audit committee chairperson (Simon Turner). On a calendar year basis, 60% of total compensation referenced above will be paid in the form of an annual grant of restricted shares based on the then-current per share transaction price of such shares at the time of grant and the remaining amount is paid in cash. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted shares of our common stock. Restricted stock grants will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or Goldman Sachs will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation earned by or paid to our directors for the period ended December 31, 2024:

Name of Beneficial Owner	Fees Earned or Paid in Cash(1)	Stock Award(2)		Total
James Garman	$—	$—		$—
Jeffrey Fine	$—	$—		$—
Richard Spencer	$—	$—		$—
Gwendolyn Hatten Butler	$5,464	$8,197		$13,661
Trisha Miller	$5,464	$8,197		$13,661
Glenn Rufrano	$6,148	$9,221		$15,369
Simon M. Turner	$—	$14,686	(3)	$14,686
(1) Amounts reflect the pro-rated cash portion of the annual retainer for service on the board of directors earned in fiscal year 2024. Such amounts were paid in January 2025.
(2) Amounts reflect the pro-rated equity portion of the annual retainer for service on the board of directors earned in fiscal year 2024. The grants of Series I shares of our common stock were made on January 6, 2025 and vested immediately. The grants were valued based on a per share price of $25.00, the then-current transaction price per share of our Series I shares.
(3) Mr. Turner elected to receive all of his compensation payable in cash in shares of restricted stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The following table summarizes information as of December 31, 2024 relating to our independent director compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	500,000
Total	$—	$—	$500,000
Our board of directors has approved an independent director compensation plan, pursuant to which, we compensate each independent director (i.e., a director who meets the independence criteria as specified in our corporate governance guidelines) with an annual retainer of $100,000, plus an additional retainer of $12,500 to our lead independent director, and an additional retainer of $7,500 to the audit committee chairperson. On a calendar year basis, 60% of total compensation referenced above will be paid in the form of an annual grant of restricted shares based on the then-current per share transaction price of such shares at the time of grant and the remaining amount is paid in cash. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted shares of our common stock.
On January 6, 2025, we issued an aggregate of 13,412 shares of restricted Series I common stock, with a grant date fair value of $25.00 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. Of the total amount of restricted shares issued, 1,612 were for services in 2024 and vested immediately and the remaining 11,800 are for services in 2025 and will vest on December 31, 2025. The shares that remain subject to vesting are subject to forfeiture. In the future, the annual grant will be based on the most recently established NAV of a share of our Series I common stock at the time of grant. Restricted stock grants will generally vest (i) on December 31 of the year of service provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” The maximum number of shares that will be available for issuance under the plan is 500,000.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 12, 2025, unless otherwise indicated in the footnotes, information regarding (i) the number and percentage of shares of our common stock (including our non-voting common stock) owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and (ii) the number and percentage of shares of our voting common stock owned by any person known by us to be the beneficial owner of more than 5% of outstanding shares of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. Unless otherwise indicated in the footnotes to the table below, the address for each of the persons named below is in care of our principal executive offices at 200 West Street New York, New York 10282.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares(2)
Directors and Executive Officers
James Garman	0	*
Jeffrey Fine	0	*
Richard Spencer	0	*
Steve Pack	0	*
Mallika Sinha	0	*
Dylan Sherwood	0	*
Emily Reagan	0	*
Gwendolyn Hatten Butler(3)	2,728	*
Trisha Miller(3)	2,728	*
Glenn Rufrano(3)	3,069	*
Simon M. Turner(3)	4,887	*
All directors and executive officers as a group (11 persons)	13,412	0.22%

5% Stockholders of Voting Securities
KREI West St. Investments, LLC(4)	2,000,000	33.0%
* Represents less than 1%.
(1) All shares listed in the table are Series I shares.
(2) In computing percentage ownership of 5% stockholders of voting securities, 1,000,000 outstanding shares of non-voting common stock held by Goldman Sachs have been excluded from the aggregate shares of common stock outstanding as of February 12, 2025.
(3) Each of our independent directors received a grant of restricted Series I shares as part of their 2024 and 2025 annual compensation. Amounts above include unvested shares which will vest on December 31, 2025 and shares issued pursuant to our distribution reinvestment plan. See “Item 11. Executive Compensation—Director Compensation.”
(4) Based solely on information provided on a Schedule 13D/A filed with the SEC on January 21, 2025 as of January 6, 2025. KREI West St. Investments, LLC may be deemed to beneficially own an aggregate of 2,000,000 shares of our Series I common stock. The business address for KREI West St. Investments, LLC is 4111 E 37th St. N. Wichita, KS 67220.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Rufrano and Turner and Mses. Hatten Butler and Miller meet the independence criteria as specified in our corporate governance guidelines. Our corporate governance guidelines define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Goldman Sachs or the Adviser. Pursuant to our corporate governance guidelines, a director will be deemed to be associated with Goldman Sachs or the Adviser if they own any material interest in, is employed by, is an officer or director of, or has any material business or professional relationship with Goldman Sachs, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Goldman Sachs or advised by the Adviser. For purposes of this definition, “affiliate” does not include a REIT or other investment program organized by Goldman Sachs or advised or managed by the Adviser or its affiliates. In addition, consistent with the above, serving as an independent director of or receiving independent director fees from or owning an interest in a REIT or other investment program organized by Goldman Sachs or advised or managed by the Adviser or its affiliates shall not, by itself, cause a director to be deemed associated with Goldman Sachs or the Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from Goldman Sachs, the Adviser or any of their affiliates in a year exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis as of the end of the applicable year. An ownership interest is considered material if the value of such interest exceeds 5% of the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Goldman Sachs, the Adviser or any of their affiliates. Our corporate governance guidelines require that a director who is affiliated with the Adviser have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our corporate governance guidelines also require that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the affiliate transactions committee are “independent” under the listing standards of the New York Stock Exchange (“NYSE”). The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of Messrs. Rufrano and Turner and Mses. Hatten Butler and Miller satisfies the New York Stock Exchange independence standards.
Board of Directors
We operate under the direction of our board of directors. Our board of directors has retained the Adviser to manage the origination, acquisition and dispositions of our investments, subject to the board of directors’ supervision. We have a seven-member board, including four directors who are independent of us, the Adviser, Goldman Sachs and its affiliates. Our board of directors may change the number of directors, but not to fewer than three directors nor, unless we amend our bylaws, more than 15. Our corporate governance guidelines provide that a majority of our board seats must be for independent directors as described above.
Each director will serve until the next annual meeting of stockholders and until their successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease may not shorten the term of any incumbent director. Any director may resign at any time or may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of a special meeting called to remove a director must indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.

Subject to the rights of stockholders to nominate directors, our board of directors is responsible for selecting its own nominees and recommending them for election by the stockholders. Unless filled by a vote of the stockholders as permitted by Maryland law, a vacancy that results from the removal of a director will be filled by a vote of a majority of the remaining directors. Any vacancy on our board of directors for any other cause will be filled by a majority of the remaining directors, even if such majority is less than a quorum.
For so long as the Advisory Agreement is in effect, our Adviser has the right to designate certain individuals for nomination, subject to the ultimate approval of such nomination by our board of directors, to the slate of directors to be voted on by our stockholders at our annual meeting of stockholders. The number of Adviser designees must be less than one-half of the members of the board. All such designees may be affiliated with our Adviser. Pursuant to the Advisory Agreement, our board of directors must also consult with our Adviser in connection with filling any vacancies created by the removal, resignation, retirement or death of any director who is affiliated with our Adviser until a successor is elected and qualifies. Our independent directors will choose the nominees to fill vacancies in our independent director positions.
Affiliate Transaction Committee
To ameliorate risks created by conflicts of interest, our corporate governance guidelines require us to have a standing affiliate transaction committee. The affiliate transaction committee is comprised of our independent directors. The primary purpose of the affiliate transaction committee is to review transactions between us and Goldman Sachs or its affiliates (including the Adviser) or with related persons and to determine if the resolution of the conflict of interest is in our best interest. However, we cannot assure stockholders that this committee will successfully mitigate the risks related to conflicts of interest between us and Goldman Sachs.
The affiliate transaction committee will be responsible for reviewing and approving the terms of all transactions between us and Goldman Sachs or its affiliates (including the Adviser) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all originations, acquisitions and dispositions. Generally, under our corporate governance guidelines, we will be able to enter into transactions with Goldman Sachs, the Adviser, our directors, and their respective affiliates only if a majority of our board of directors, and a majority of the affiliate transaction committee (which will be comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us.
In addition, the affiliate transaction committee is responsible for reviewing our Adviser’s performance and the fees and expenses paid by us to our Adviser and any of its affiliates. Our independent directors must evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our corporate governance guidelines. Our independent directors will supervise the performance of the Adviser and the compensation we pay to it to determine whether the provisions of our compensation arrangements are being carried out. This evaluation will be based on the following factors, as well as any other factors deemed relevant by the independent directors:
•the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;
•the success of the Adviser in generating opportunities that meet our investment objectives;
•the rates charged other companies, including other REITs, by advisors performing the same or similar services;
•additional revenues realized by the Adviser and its affiliates through their advisory relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees, whether we pay them or they are paid by others with whom we do business;
•the quality and extent of the service and advice furnished by the Adviser;

•the performance of our investment portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations, and;
•the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.
In addition to the management fee, performance fee and expense reimbursements, we have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See “—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” below.
Report of the Affiliate Transaction Committee
The affiliate transaction committee has examined the fairness of the transactions described below under “Transactions with Related Persons,” and has determined that all such transactions are fair and reasonable to us. The affiliate transaction committee has reviewed our policies described herein and in our Registration Statement on Form 10 and determined that they are in the best interests of our stockholders because it believes such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

The Affiliate Transaction Committee of the Board of Directors:
Glenn Rufrano (Chair)
Gwendolyn Hatten Butler
Trisha Miller
Simon M. Turner
Transactions with Related Persons
The following describes all transactions since our inception in March 2024 and currently proposed transactions involving us, our directors, Goldman Sachs, our Adviser or any of their affiliates. As of December 31, 2024, no amounts had been paid or reimbursed to Goldman Sachs, our Adviser or any of their affiliates as we had not yet broken escrow in our private offering.
The Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser will leverage the global resources of Goldman Sachs to achieve our investment goals and objectives.
Our board of directors at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company. Pursuant to the Advisory Agreement, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, origination, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services
Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:
•serving as an adviser to us with respect to the establishment and periodic review of our investment guidelines and our investments, financing activities and operations;
•sourcing, evaluating and monitoring our investment opportunities and executing the acquisition, origination, management, financing and disposition of our assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•with respect to prospective acquisitions, originations, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our behalf with borrowers, sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our adviser with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our behalf and at our expense, various service providers.
The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.
Term and Termination Rights
The current term of the Advisory Agreement is for one year from June 10, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Pursuant to our corporate governance guidelines, effective as of the Governance Date, our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
•immediately by us for “cause,” upon the bankruptcy of the Adviser or upon a material breach of the Advisory Agreement by the Adviser;
•following the Governance Date, upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by the Adviser.
“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.
In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all commercially reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function, provided that the Adviser and its affiliates shall be reimbursed for all internal and third-party expenses incurred in connection with providing such transition (including salaries, benefits and overhead of personnel).
Management Fee, Performance Fee and Expense Reimbursements
Management Fee
Subject to the limitations described below under “—Reimbursement by the Adviser,” as compensation for its services provided pursuant to the Advisory Agreement, we will pay the Adviser an annual management fee (payable monthly in arrears) of 1.25% of our aggregate NAV. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on our shares. The Adviser has agreed to waive its management fee for our Class S, Class T, Class D, Class I and non-voting common stock for the first nine months commencing on and including the date on which we break escrow in our private offering. Our Adviser may extend the period of the fee waiver in its sole discretion.
The Adviser has agreed to waive the management fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not participate in the nine-month waiver of the management.
Performance Fee
The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Commencing with the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of our private offering, the performance fee will be an amount, not less than zero, equal to (i) 12.5% of our cumulative Core Earnings (as defined below) for the immediately preceding four calendar quarters (each such period, a “Four-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Adviser with respect to the first three calendar quarters in the applicable Four-Quarter Performance Measurement Period. As a result, the Adviser does not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. Proportional calculation methodologies will be applied prior to the completion of the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of our private offering.
For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to common stockholders and amounts paid to common stockholders for share repurchases.
For purposes of calculating the performance fee, “Core Earnings” means: for the applicable performance measurement period, the net income (loss) attributable to our common stockholders, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case, after discussions between the Adviser and our independent directors and approved by our affiliate transaction committee. In connection with the approval of the Warehoused Investments, our affiliate transaction committee determined that unrealized gains related to the origination fees on the Warehoused Investments should not be excluded from the definition of Core Earnings.
The Adviser has agreed to waive the performance fee for our Class S, Class T, Class D, Class I and non-voting common stock for the first nine months commencing on and including the date on which we break escrow in our private offering. Our Adviser may extend the period of the fee waiver in its sole discretion.
The Adviser has agreed to waive the performance fee with respect to the Class F-I shares until the Third Anniversary or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will not pay the performance fee.
For the avoidance of doubt, the payment of any performance fee will be consistent with the requirements set forth in Rule 205-3 under the Investment Advisers Act of 1940, as amended, including that the Company will be a “qualified client” as defined in Rule 205-3.

Expense Reimbursement
Subject to the limitations described below under “—Reimbursement by the Adviser,” our Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is currently responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, tax, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization and offering of shares, (2) legal costs and expense associated with indemnity, litigation, claims, and settlements, (3) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers or advisors engaged to provide consulting or advisory services to the Adviser and brokerage fees paid in connection with the purchase and sale of investments and securities, (4) expenses relating to identifying, evaluating, valuing, researching, investigating, registering, structuring, acquiring and/or purchasing, originating, monitoring, hedging, servicing, harvesting, managing, selling and disposing our investments (whether or not completed), whether payable to an affiliate or a non-affiliated person, (5) out-of-pocket expenses in connection with the origination, acquisition, financing, refinancing, sale or other disposition of an investment, whether or not such investments are consummated, (6) debt-related expenses, including expenses related to raising leverage, refinancing and servicing debt and the cost of compliance with lender requests, (7) expenses related to hedging strategies, (8) expenses related to compliance with any applicable law, rule or any other regulatory requirement, including with respect to establishing, implementing, monitoring and/or measuring the impact of any ESG policies and programs with respect to us or our investments or prospective investments, (9) insurance premiums, which premiums may cover Other GS Accounts and will be allocated between us and Other GS Accounts, (10) expenses related to obtaining, implementing (including initial onboarding) and maintaining (including licensing and subscription fees and expenses) any credit facility, portfolio, valuation, or other related data monitoring and/or reporting software obtained from third parties (such as, for example, iLevel), (11) expenses related to our operation, including, but not limited to, fees payable to our directors, expenses for preparation of annual audited financial statements, tax return preparation and routine tax and legal advice and (12) expenses related to gatherings related to us and Other GS Accounts for the purpose of discussing the operations and investment opportunities for us and Other GS Accounts. We may change our expense reimbursement arrangements with our Adviser in the future.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including, but not limited to, expenses relating to legal, accounting, printing, mailing, subscription review, processing and related expenses, any distribution of documentation to prospective investors in us prior to acceptance of their subscription agreement, due diligence expenses of any sub-placement agents or participating brokers, costs in connection with preparing sales materials, design and website expenses, travel expenses, meal expenses, entertainment (including event tickets, entrance fees and other similar items) expenses, including any expenses of private air travel when deemed appropriate by us, fees and expenses of our Transfer Agent, and expense reimbursements for actual costs incurred by employees of the Placement Agent in the performance of wholesaling activities, but excluding upfront selling commissions, placement fees and distribution fees) through the first anniversary of the date on which we break escrow in our private offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the date on which we break escrow in our private offering, which date was January 6, 2025. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf following the first anniversary of the date on which we break escrow in our private offering as and when such expenses are incurred. As of December 31, 2024, the Adviser and its affiliates have incurred organization, offering, and general and administrative expenses on our behalf of approximately $3.3 million. These costs are not our liability until the date on which the escrow is released. The Placement Agent currently intends to pay its expenses without reimbursement from us.

Reimbursement by the Adviser
Commencing four fiscal quarters after the conveyance to us of our first Warehoused Investment, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income. For the year ended December 31, 2024, we had not made any investments and had a net loss, as a result, the above calculations were not applicable to us during the period covered by this Report.
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient, the Adviser would not be required to reimburse us. Once our common stock is registered under the Exchange Act, then within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.
The Placement Agent Agreement
We have entered into a Placement Agent Agreement with the Placement Agent, pursuant to which the Placement Agent has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of our Class S, Class T, Class D, Class I, and Class F-II common stock, which we refer to as “sub-placement agents” or “participating broker-dealers,” and financial professionals. The Placement Agent, from time to time in its sole discretion, may enter into sub-placement agreements with affiliates and unaffiliated third parties, and we may engage one or more affiliated or unaffiliated successors or additional placement agents or distributors, in each case including without limitation Goldman Sachs and unaffiliated banks, registered broker-dealers and trust companies and others, on such terms as we or the Placement Agent may determine. The Placement Agent also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of 0.5%, of the transaction price of each Class T share sold in our primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of Class D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Class I shares, Class F-II shares or shares of any series sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or reallowed (paid) to, participating broker-dealers.
We will pay the Placement Agent selling commissions over time as distribution fees (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding

Class S shares; and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We will not pay a distribution fee with respect to our outstanding Class I shares or Class F-II shares.
The distribution fees will be paid monthly in arrears. The Placement Agent will reallow (pay) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them unless the Placement Agent is serving as the broker-dealer of record with respect to such applicable shares.
We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Placement Agent or our Company in conjunction with our transfer agent determine(s) that total upfront selling commissions, placement fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the limit (if any, and as set forth in the applicable agreement with a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto) (collectively, the “Distribution Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
Other Compensation
In addition to the fees and commissions described above, the Placement Agent may elect to pay supplemental fees or commissions to sub-placement agents and participating broker-dealers in connection with our private offering. Such supplemental fees or commissions may be paid at the time of sale or over time. We may also pay directly, or reimburse the Placement Agent if the Placement Agent pays on our behalf, any organization and offering expenses (other than upfront selling commissions and distribution fees).
Indemnification
We have agreed to indemnify the Placement Agent, sub-placement agents, participating broker-dealers and other placement agents and their affiliates for certain losses, claims, damages or liabilities (or actions in respect thereof) they may become subject to in connection with our private offering.
The Transfer Agent Agreement
We have engaged Goldman Sachs & Co. LLC, which also acts as our Adviser and as a Placement Agent, to act as our transfer agent. We compensate the Transfer Agent at an annual rate of 0.05% of our average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, our NAV as of such quarter-end) for serving as our transfer agent. We will not reimburse the Transfer Agent for its own internal costs in providing transfer agency services to us.
Warehoused Investments
Goldman Sachs expects to source a portfolio of real estate debt investments (the “Warehoused Investments”) for acquisition by the Company. In January 2025, following the approval of the affiliate transaction committee of the Company’s board of directors, the Company acquired from Goldman Sachs three Warehoused Investments as described elsewhere in this Report.
Each investment was acquired by the Company at an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. For each investment the conveyance amount was based on cost as set forth in (ii) above and the aggregate transfer price for the Warehoused Investments was $137.4 million.

Indemnification Agreements with Directors and Officers
We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of their service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. We also maintain a directors and officers insurance policy.
Sponsor Commitment
Goldman Sachs has agreed to purchase from us an aggregate amount of $100 million in our non-voting common stock in increments of $25 million, at a price per share equal to our most recently determined NAV for our non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The initial purchase was made on the date of the initial closing in our private offering and subsequent purchases will be made upon the first date our NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of non-voting common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) three years after the initial closing in this offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that we repurchase (each, a “GS Repurchase”) a number of non-voting common stock in an amount equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as adviser to us, we will not effect any GS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.
In addition, subject to certain exceptions, at any time after an initial one-year period following the initial closing in this offering where our common stock owned by Goldman Sachs were to represent 25% or more of our total equity (such percentage referred to herein as the “Goldman Sachs Interest”), we will repurchase an amount of our common stock from Goldman Sachs as may be necessary to cause the Goldman Sachs Interest to remain equal to or less than 24.99% of our total equity.
Repurchase of Sponsor’s Initial Capitalization Amount
On February 12, 2025, our board of directors approved the repurchase of the 400 Class I shares purchased by Goldman Sachs in connection with our initial capitalization in a per share amount equal to the initial purchase price, which is the same as the current transaction price in our continuous private offering of $25.00. We expect such repurchase to occur in the first quarter of 2025.
Currently Proposed Transactions with Related Persons
There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the period from March 27, 2024 (commencement of operations) to December 31, 2024, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that were for the period ended December 31, 2024 by our independent registered public accounting firm, PwC, were as follows (amounts in thousands):

For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Audit fees(1)	$357
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$357
(1) Audit fees include amounts related to annual financial statement audit work, quarterly financial statement reviews, and reviews of SEC registration statements.
Audit Committee Pre-Approval Policies and Procedures
In accordance with the Audit Committee pre-approval policy, all audit services requiring pre-approval pursuant to our pre-approval policy, performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV.
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See Item 8 above.
(a) (2) Financial Statement Schedules
None.
(a) (3) Exhibits

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2024)

3.2	Articles of Amendment of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.3	Articles of Supplementary of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2025)
3.4
Bylaws of the Registrant, dated of as March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2025)
4.2*	Description of Registrant’s Securities
10.1
Third Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)

10.2
Trademark License Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)
10.4
Amended and Restated Placement Agent Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)

10.5
Amended and Restated Transfer Agency Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of September 6, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration statement on Form 10/A, Commission File No. 000-5667, filed on September 6, 2024)

10.6
Subscription Agreement, dated October 4, 2024, by and between Goldman Sachs Real Estate Finance Trust Inc and GS Fund Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 7, 2024)

10.7*	Amended and Restated Independent Director Compensation Plan, effective as of January 6, 2025
10.8*	Amended Form of Notice of Grant and Restricted Stock Award
14.1*	Policy on Code of Business Conduct and Ethics
19.1*	Policy with Respect to Transactions in Shares of REITs and Tradeable Business Development Companies (Section 16)
21.1*	Subsidiaries of the Registrant
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025
99.2	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)
99.3	Amended Valuation Guidelines (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

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
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

February 13, 2025	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
POWER OF ATTORNEY
We, the undersigned officers and directors of Goldman Sachs Real Estate Finance Trust Inc, hereby severally constitute Steve Pack and Mallika Sinha, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Goldman Sachs Real Estate Finance Trust Inc to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2025	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

February 13, 2025	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 13, 2025	/s/ James Garman
James Garman
Chairperson of the Board

February 13, 2025	/s/ Jeffrey Fine
Jeffrey Fine
Director

February 13, 2025	/s/ Richard Spencer
Richard Spencer
Director

February 13, 2025	/s/ Gwendolyn Hatten Butler
Gwendolyn Hatten Butler
Independent Director

February 13, 2025	/s/ Trisha Miller
Trisha Miller
Independent Director

February 13, 2025	/s/ Glenn Rufrano
Glenn Rufrano
Independent Director

February 13, 2025	/s/ Simon M. Turner
Simon M. Turner
Independent Director