Form 10-Q
period 2025-03-31
Goldman Sachs Real Estate Finance Trust Inc
filed 2025-05-14
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 000-56667

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Exact name of registrant as specified in its charter)

Maryland	99-2025085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class*	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 13, 2025, the registrant had 7,649,927 shares of Series T, Series S, Series D and Series I common stock outstanding, 2,000,000 shares of Class F-I and 1,000,000 shares of non-voting common stock outstanding. There were no Class F-II shares outstanding.*
*The registrant’s authorized series of common stock (Series T, Series S, Series D and Series I) differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the registrant views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc
Table of Contents

		Page No.
Part I. Financial Information		2

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	2

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024	3

	Unaudited Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024	4

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $166.7 million as of March 31, 2025 and $0 as of December 31, 2024)	$203,601	$—
Cash and cash equivalents	65,951	8
Restricted cash	32,072	—
Other assets	2,585	—
Total assets	$304,209	$8

Liabilities and Equity
Repurchase agreements	$62,750	$—
Subscriptions received in advance	32,072	—
Distributions payable	1,120	—
Other liabilities	1,047	—
Due to affiliate	8,872	—
Total liabilities	105,861	—
Commitments and contingencies (Note 6)
Redeemable common stock – non-voting shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	$25,000	$—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock - Series T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock - Series S shares, $0.01 par value per share, 500,000,000 shares authorized; 1,891,570 shares issued and outstanding as of March 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	19	—
Common stock - Series D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock - Series I shares, $0.01 par value per share, 500,000,000 shares authorized; 3,339,553 shares issued and outstanding as of March 31, 2025 and 400 shares issued and outstanding as of December 31, 2024	33	—
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	20	—
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	175,921	10
Accumulated deficit	(2,645)	(2)
Total equity	173,348	8
Total liabilities, redeemable common stock, and equity	$304,209	$8
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024
Net Interest Income
Commercial real estate loan interest income	$2,827	$—
Other interest income	229	—
Interest expense	(968)	—
Net interest income	2,088	—
Loan fee income	685	—
Net revenues	2,773	—

Expenses
Organization costs	2,194	—
General and administrative	1,153	—
Related party fees	26	—
Total expenses	3,373	—

Other Income
Unrealized gain on commercial real estate loan investments	1,388	—
Total other income, net	1,388	—

Net income	$788	$—

Earnings per share:
Net income attributable to common stockholders
Basic	$0.12	$—
Diluted	$0.12	$—
Weighted average number of shares of common stock
Basic	6,657,557	400
Diluted	6,657,557	400
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Series T Common Stock	Series S Common Stock	Series D Common Stock	Series I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20	—	176,421	—	176,493
Common stock distribution reinvestment	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Distributions declared on common shares ($0.516 gross per share)	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance at March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$175,921	$(2,645)	$173,348

	Preferred Stock	Series T Common Stock	Series S Common Stock	Series D Common Stock	Series I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024
Cash flows from operating activities
Net income	$788	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	118	—
Amortization of share-based compensation	74	—
Unrealized (gain)/loss on commercial real estate loan investments	(1,388)	—
(Accretion)/amortization of discount/premium on loans	(75)	—
Change in operating assets and liabilities
Other assets	(1,105)	—
Other liabilities	1,047	—
Due to affiliate	2,730	—
Net cash provided by operating activities	2,189	—

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(202,138)	—
Net cash used in investing activities	(202,138)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	180,193	10
Proceeds from issuance of redeemable common stock - related party	25,000	—
Repurchase of common stock - related party	(10)	—
Proceeds from repurchase agreements	62,750	—
Distributions paid	(1,742)	—
Proceeds from subscriptions received in advance	32,072	—
Payments of financing costs	(299)	—
Net cash provided by financing activities	297,964	10

Net increase in cash, cash equivalents and restricted cash	98,015	10
Cash, cash equivalents and restricted cash, beginning of period	8	—
Cash, cash equivalents and restricted cash, end of period	$98,023	$10

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8	$—
Restricted cash, beginning of period	—	—
Cash, cash equivalents and restricted cash, beginning of period	$8	$—

Cash and cash equivalents, end of period	$65,951	$10
Restricted cash, end of period	32,072	—
Cash, cash equivalents and restricted cash, end of period	$98,023	$10

See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$692	$—
Non-cash activities:
Accrued distribution fee due to affiliate	$(3,699)	$—
Common stock distribution reinvestment	$570	$—
Accrued initial offering costs due to affiliate	$(1,144)	$—
Distribution payable	$(1,120)	$—
Debt issuance costs due to affiliate	$(1,272)	$—
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
The Company is conducting a continuous private offering initially of up to $1 billion in shares in its primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of four series of shares of its undesignated class of common stock, Series T, Series S, Series D, and Series I, and its Class F-II shares, with a dollar value up to the maximum offering amount. In addition, purchasers of a minimum amount of Series I shares in the initial closing of the Offering were eligible to have their Series I shares automatically exchanged into Class F-I shares. The series of undesignated common stock in the Offering have different upfront selling commissions and placement fees and different ongoing distribution fees and differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the Company views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the Company also refers to these separate series of common stock as “classes.” Each class of shares will be sold at the-then current transaction price, which will generally be the prior month’s net asset value (“NAV”), as determined pursuant to the Company’s valuation guidelines, per share for such class, as calculated monthly, plus applicable upfront commissions and placement fees. For those classes that are not outstanding as of the monthly NAV determination, the transaction price will be based on the Company’s aggregate NAV per share. The Company will separately calculate the NAV per share of each one of its share classes once there are shares of that class outstanding. In addition, the Company has adopted a distribution reinvestment plan ("DRIP"), whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash; provided, however that any stockholder who is a client of a participating broker dealer that requires affirmative enrollment in the DRIP will only become a participant if they elect to participate.
The Company satisfied the minimum offering amount and broke escrow in the continuous private offering on January 6, 2025.
2. SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that may affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.
Fair Value Option
The Company has elected the fair value option for commercial real estate loan investments. The Company believes the fair value option will provide reduced complexity, greater consistency, understandability, and comparability.
In the month that the Company originates a loan, it’s recorded at par which approximates fair value. When the Company acquires a loan, it’s recorded at cost then marked to fair value. An independent valuation advisor values the commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
These financial assets for which the Company has elected the fair value option are recorded in commercial real estate loan investments, at fair value on the consolidated balance sheets.
Revenue Recognition
Interest income from the Company’s commercial real estate loan investments is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis.
Commercial real estate loan investments are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a commercial real estate loan investment is placed on non-accrual status. Interest payments received on non-accrual commercial real estate loan investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual commercial real estate loan investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current.
Recognition of premiums and discounts associated with commercial real estate loan investments that are acquired are deferred and recorded over the term of the loan as an adjustment to interest income. For commercial real estate loans the Company originates, the Company recognizes the origination fee income and related costs for commercial loans immediately in loan fee income and general and administrative expenses, respectively.
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
Restricted Cash
Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company's transfer agent, but in the name of the Company.
Share-Based Compensation
Share-based compensation consists of restricted stock units (“RSU”) that the independent directors of the Company are eligible to receive as part of their compensation for serving as directors. The fair value of the awards granted is recorded to general and administrative expense on the consolidated statements of operations on a straight-line basis over the vesting period, with an offsetting increase in stockholders’ equity. The fair value is determined based upon the NAV on the grant date.
Income Taxes
The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ending December 31, 2025. Provided certain organizational and operational criteria are met, the Company will be entitled to a dividends paid deduction (“DPD”). As a result, a REIT is generally not subject to federal, state and local income taxes on REIT taxable income (“REITTI”) that has been distributed to its shareholders. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its REITTI, the Company may be subject to federal and certain state income taxes on its undistributed taxable income. If the Company failed to qualify as a REIT, it would be subject to certain federal and state and local income taxes at regular corporate rates and would not be able to qualify as a REIT for four subsequent taxable years.
Repurchase Agreements
Commercial real estate loan investments sold under repurchase agreements are treated as collateralized financing transactions. Commercial real estate loan investments financed through a repurchase agreement remain on the consolidated balance sheets as an asset and cash received from the purchaser is recorded on the consolidated balance sheets as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense in the consolidated statements of operations.
Deferred Financing Costs
The deferred financing costs are included in other assets on the Company’s consolidated balance sheets. These costs are amortized as interest expense using the effective interest method over the initial maturity of the related obligations.
Redeemable Common Stock
The Company classifies common stock held by Goldman Sachs in connection with Goldman Sachs Investment (as defined in Note 10 - Related Party Transactions - Related Party Stock Ownership) as redeemable common stock on the consolidated balance sheets. The Company classifies common stock held by Goldman Sachs as redeemable common stock because the Goldman Sachs Investment is held by an entity that is considered an affiliate of the Company and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) to approve or reject the redemption of the Goldman Sachs interest, as described in Note 10 - Related Party Transactions.
The Company reports redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings.
Distribution Fees
The Company pays the Placement Agent, as described in Note 10 - Related Party Transactions, upfront commissions and placement fees and distribution fees over time for Series T, Series D, and Series S shares sold in the Offering, which are recorded as offering costs. The Company accrues the full amount of distribution fees payable as an offering cost at the time each class of share is sold during the Offering and record the offering costs as a reduction of additional paid-in capital when stock is issued. The Company adjusts the liability for distribution fees as the fees are paid to the Placement Agent or when fees are no longer payable under the terms of the agreement with the Placement Agent. The distribution fees that are payable are recorded as a component of due to affiliate on the Company’s consolidated balance sheets as of March 31, 2025. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers.

Organization and Offering Expenses
Organization costs are expensed as incurred and offering costs are charged to equity. Any amount due to the Adviser, but not paid, is recognized as a liability on the consolidated balance sheets. These organization and offering costs are recorded as a component of due to affiliate on the Company’s consolidated balance sheets. The costs incurred prior to the launch of the Offering were paid for by the Adviser and became the liability of the Company on January 6, 2025 when the Company broke escrow in the Offering.
Earnings Per Share
Basic earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
Other than with respect to voting rights and class specific expenses, the class and series of our common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share. Any remeasurement adjustment associated with the redeemable shares of non-voting common stock is excluded from earnings per share as the redemption value approximates fair value.
When the Company has participating securities, not vested as of period end, earnings per share (“EPS”) is computed in accordance with the two-class method. The Company’s participating securities as of March 31, 2025, are the RSUs held by the Company’s independent directors. Under the two-class method, earnings are allocated to the common stock and RSUs based on dividends declared and the restricted stock units’ participation rights in undistributed earnings. Basic EPS is determined by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of RSUs.
New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. This ASU is effective for the fiscal year ending December 31, 2027 and interim quarters beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact, if any, but does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below summarizes the Company’s five commercial real estate loan investments, at fair value as of March 31, 2025 and December 31, 2024 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
March 31, 2025
Senior loans	$224,101	$203,601	$203,601	7.18%	4.8

December 31, 2024
Senior loans	$—	$—	$—	—%	0.0
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The cost basis of the commercial real estate loan investments was $202.2 million as of March 31, 2025. There were no commercial real estate loan investments as of December 31, 2024.
The tables below detail the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Industrial	$133,401	66%	$—	—%
Multifamily	70,200	34%	—	—%
Total	$203,601	100%	$—	—%

	March 31, 2025		December 31, 2024
Geographic Location(1)	Fair Value	Percentage	Fair Value	Percentage
West	$133,401	66%	$—	—%
South	70,200	34%	—	—%
Total	$203,601	100%	$—	—%
(1)All of the properties securing the Company’s commercial real estate loans are located within the United States.

4. DEBT OBLIGATIONS
The following table presents the value of repurchase facilities as of the period ended March 31, 2025 and December 31, 2024 ($ in thousands):

		Weighted Average Interest Rate(2)	Maximum Facility Size	March 31, 2025	December 31, 2024
	Maturity Date(1)			Amount Outstanding	Amount Outstanding
Master Repurchase Facilities:
Citibank N.A.(3)	January 2028	6.03%	$250,000	$62,750	$—
Wells Fargo Bank	March 2028	—	250,000	—	—
Total			$500,000	$62,750	$—
(1)Maturity date represents the facilities’ maturity date, and does not include the option by the Company to extend the term for a period not to exceed the repurchase date of the last remaining eligible loan, which may be exercised upon the satisfaction of certain customary conditions.
(2)Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under the repurchase agreements carry interest at one-month Term SOFR plus a spread.
(3)On May 1, 2025, the maximum facility size was increased to $750 million.

Master Repurchase Facilities

In January and March 2025, the Company entered into master repurchase facilities with two financial institutions, as detailed in the table above. Advances under the repurchase agreements accrue interest at a per annum rate equal to the SOFR for a one-month period plus a spread as agreed upon for each transaction. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements. As of March 31, 2025, total loan amounts pledged to the Company's repurchase facilities was $186.6 million.
The following table shows the aggregate amount of maturities of the Company’s outstanding borrowings over the next five years and thereafter as of March 31, 2025 ($ in thousands):

Year	Repurchase Agreements(1)
2025 (remaining)	$—
2026	—
2027	—
2028	62,750
2029	—
Thereafter	—
Total	$62,750
(1)Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral and (ii) the maturity of the respective master repurchase facility.

In connection with each of the two repurchase agreements, the Company provided a guaranty (each, the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then-outstanding obligations. The Guaranty may become full recourse to the Company upon the commencement of a voluntary bankruptcy or insolvency proceeding by counterparty or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities actually incurred resulting from customary “bad boy” events as described in the Guaranty.
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2025, the Company is in compliance with all covenants.

5. OTHER ASSETS AND OTHER LIABILITIES
The following table summarizes the components of other assets ($ in thousands):

	March 31, 2025	December 31, 2024
Interest receivable	1,103	—
Deferred financing costs, net	1,453	—
Prepaid and other assets	29	—
Total other assets	$2,585	$—
The following table summarizes the components of other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$889	$—
Accrued interest payable	158	—
Total other liabilities	$1,047	$—

6. COMMITMENTS AND CONTINGENCIES
As of March 31, 2025 and December 31, 2024, the Company was subject to the following commitments and contingencies:
Loan Commitments
As of March 31, 2025, the Company had future funding commitments of $20.5 million related to its investments in commercial real estate loans. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower. The future funding may be paid through the period disclosed for the weighted average life, but may also be repaid prior to that time.
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of March 31, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
7. STOCKHOLDERS’ EQUITY
Authorized Capital
Pursuant to the Company’s charter as amended and restated in January 2025 the Company is authorized to issue 2,120,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 10,000,000 shares are classified as non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote.

Common Shares
The following table details the movement of the Company’s outstanding common shares during the three months ended March 31, 2025:

	Series I Shares	Series S Shares	Class F-I	Total
Shares outstanding as of December 31, 2024	400	—	—	400
Common shares issued	5,326,872	1,881,457	—	7,208,329
DRIP shares issued	12,681	10,113	—	22,794
Redemptions(1)	(400)	—	—	(400)
Transfer in/(out)(2)	(2,000,000)	—	2,000,000	—
Shares outstanding as of March 31, 2025	3,339,553	1,891,570	2,000,000	7,231,123
(1)See Note 10 - Related Party Transactions - Repurchase of Sponsor’s Initial Capitalization Amount for further information.
(2)In March 2025, certain Series I Shares were exchanged for an equivalent number of Class F-1 Shares in accordance with the plan of distribution for the Offering.

For the period from March 27, 2024 (date of initial capitalization) through March 31, 2024, there were 400 shares of the Company’s common stock issued.
Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby beginning as of the second full calendar quarter following the initial closing in the Offering, eligible stockholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases under the share repurchase plan of shares of the Company’s common stock will be limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Shares will be repurchased at a price equal to the NAV per share on the applicable repurchase date, which will generally be equal to the Company’s prior month’s NAV per share, subject to any early repurchase deduction. Subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The Company’s board of directors has the right to modify, suspend or terminate the share repurchase plan if it deems such action to be in the best interest of the Company and its stockholders.
Shares obtained by the Adviser or its affiliates, including with respect to the non-voting common stock acquired pursuant to the Goldman Sachs Investment (as defined in Note 10 - Related Party Transactions – Related Party Stock Ownership), are not eligible for repurchase through the share repurchase plan and will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction; provided, however, that shares obtained pursuant to the Goldman Sachs Investment are subject to the repurchase limits, subject to certain exceptions, as set forth in the subscription agreement for the Goldman Sachs Investment.
Class F-I shares are not eligible to participate in the share repurchase plan until January 6, 2027. Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) January 6, 2027 and (ii) one year from the date of issuance of the Class F-II share.
Distributions
For the three months ended March 31, 2025, the Company declared aggregate distributions of $3.5 million. As of March 31, 2025, the Company had $1.1 million of distributions declared but not paid included in distributions payable in the Company's consolidated balance sheet, of which $0.1 million was due to related parties. For the period from March 27, 2024 (date of initial capitalization) through March 31, 2024, the Company did not declare any distributions.

The table below details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2025:

	Series S	Series I	Non-voting Common Stock	Class F-I(1)
Aggregate distribution declared per share	$0.5160	$0.5160	$0.5160	$0.1400
Distribution fee per share	(0.0524)	—	—	—
Net distribution declared per share	$0.4636	$0.5160	$0.5160	$0.1400
(1)Class F-I shares were not issued and outstanding until March 3, 2025.

Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan whereby eligible stockholders who elect to participate in the distribution reinvestment plan or who are automatically enrolled pursuant to the terms of a subscription for shares of the Company’s common stock may have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price per share applicable to the series of shares purchased by the participant on the record date for the distribution. Stockholders will not pay upfront selling commissions or placement fees when purchasing shares pursuant to the distribution reinvestment plan, but will pay selling commissions over time as distribution fees, as described in Note 10 - Related Party Transactions.
Class F-I shares and Class F-II shares are not eligible to participate in the Company’s distribution reinvestment plan.
Share-Based Compensation
In January 2025, the Company granted 1,612 and 11,800 restricted shares of Class I common stock, to the Company’s independent directors related to fiscal years 2024 and 2025, respectively, under the board compensation plan. The restricted shares granted for 2024 vested in January 2025. The restricted shares granted for fiscal year 2025 will become unrestricted shares of common stock on December 31, 2025, subject to certain conditions that accelerate vesting. For the three months ended March 31, 2025, the Company recognized $0.1 million of compensation expense related to these awards.
8. REDEEMABLE COMMON STOCK
The following table details the movement of the Company’s outstanding non-voting common stock during the three months ended March 31, 2025 ($ in thousands, except share amounts):

Redeemable Common Stock
Shares outstanding as of December 31, 2024	—
Common shares issued	1,000,000
Shares outstanding as of March 31, 2025	1,000,000

Redeemable Common Stock
Balance as of December 31, 2024	$—
Proceeds from issuance of redeemable common stock	25,000
Adjustment to carrying value of redeemable common stock	—
Balance as of March 31, 2025	$25,000
The redeemable common stock is made up of the non-voting stock related to the Goldman Sachs Investment. There was no non-voting common stock outstanding as of March 31, 2024. See Note 10 - Related Party Transactions for further details.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the market assumptions. The three levels are defined as follows:
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its loans secured by real estate, which are classified within level 3 of the fair value hierarchy as of March 31, 2025. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage, and debt yield, and (vii) borrower financial condition and performance.
There were no financial instruments measured at fair value on a recurring basis as of December 31, 2024. The following table details the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025 ($ in thousands):

	March 31, 2025
	Fair Value Measurements Using:			Total at Fair Value
	Level 1	Level 2	Level 3
Assets:
Commercial real estate loan investments	$—	$—	$203,601	$203,601
Valuation of Commercial Real Estate Loan Investments
The commercial real estate loan investments consist of senior mortgages and are classified as level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

Three Months Ended
March 31, 2025
Balance at December 31, 2024	$—
Loan acquisition, origination and fundings	202,213
Net unrealized gain (loss)	1,388
Balance at March 31, 2025	$203,601

The following tables summarize the significant unobservable inputs used in the fair value measurement of the Company’s investments in commercial loans:

	March 31, 2025
Type	Valuation Technique	Unobservable Input	Range	Weighted Average Rate	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	6.82% - 7.21%	6.98%	2.7

(1) Based on expected cash flows.

The discount rate above is subject to change based on changes in economic and market conditions, in addition to changes in the underlying economics of the arrangement, such as changes in the underlying property valuation and debt service. These rates are also based on the location, type and nature of each underlying property and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rate encompasses, among other things, uncertainties in the valuation models with respect to the amount and timing of cash flows. It is not possible for the Company to predict the effect of future economic or market conditions based on the estimated fair values.
Financial Instruments Not Measured at Fair Value
The fair values of short-term financial instruments such as cash and cash equivalents, restricted cash, other assets, other liabilities, and due to affiliate approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature. Cash equivalents are primarily money market funds and the fair value is classified as level 1.
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used to determine the fair value of the Company’s indebtedness are considered level 3.
The estimated fair values of the Company’s financial liabilities that are not measured at fair value on the consolidated balance sheets are reported below as of March 31, 2025 ($ in thousands):

	Carrying Amount	Fair Value
Repurchase agreements	$62,750	$62,750
There were no repurchase agreements as of December 31, 2024.

10. RELATED PARTY TRANSACTIONS
Due to/from Affiliates
The following table details the components of due to affiliate as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Advanced debt issuance costs	$1,272	$—
Accrued distribution fee	3,699	—
Advanced general and administrative expenses	537	—
Advanced offering costs	1,144	—
Advanced organization costs	2,194	—
Accrued transfer agent fee	26	—
Total	$8,872	$—
Advisory Agreement
In June 2024, the Company entered into an advisory agreement with the Adviser, which has been subsequently amended at various times thereafter (the “Advisory Agreement”). Pursuant to the Advisory Agreement among the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of the Company’s investments, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
Management Fee and Performance Fee
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
The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Commencing with the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of the Offering, the Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “Four-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”) minus (ii) the sum of any performance fees paid to the Adviser with respect to the first three calendar quarters in the applicable Four-Quarter Performance Measurement Period. As a result, the Adviser does not earn a performance fee for any calendar quarter until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. Once Core Earnings exceeds the Annual Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable Four-Quarter Performance Measurement Period. Thereafter, the Adviser is entitled to receive 12.5% of Core Earnings. The performance fee may be paid, at the Adviser’s election, in cash or shares (in a series or multiple series of its choosing).
Except as described below, the Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which the Company breaks escrow for the Offering, subject to the option to extend the fee waiver in the sole discretion of the Adviser.

The Adviser has agreed to waive the management fee and the performance fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not participate in the nine-month waiver of the management fee and will not be subject to the performance fee in perpetuity.
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
The Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company breaks escrow for the Offering. The Company will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the initial closing of the Offering.
As of March 31, 2025, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of approximately $3.3 million, consisting of organization costs of $2.2 million and offering costs of $1.1 million. Additionally, as of March 31, 2025, the Adviser and its affiliates have paid general and administrative expenses of $0.1 million on the Company’s behalf. Such costs became the Company’s liability as a result of the initial closing of the Offering on January 6, 2025 and are payable to the Adviser as of March 31, 2025.
Expense Support Agreement
In February 2025, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, until January 6, 2027, the Adviser may elect to pay certain general and administrative expenses of the Company on the Company’s behalf (each, an “Expense Payment”).
Following any calendar month in which distributable earnings for such calendar month exceed the distributions accrued to the Company’s common stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Available Operating Funds”), the Company will pay such Available Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company have been reimbursed. Any payment required to be made by the Company is referred to herein as a “Reimbursement Payment.” To the extent not previously reimbursed, all unreimbursed Expense Payments (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support Agreement.
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month (or permanently).
As of March 31, 2025, the Company has $0.4 million of expenses reimbursable to the Advisor related to the Expense Support Agreement.

Placement Agreement
In June 2024, the Company entered into a placement agent agreement, which has been subsequently amended (the “Placement Agent Agreement) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the "Placement Agent") as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s Series T, Series S, Series D, Series I common stock and Class F-II common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of 0.5%, of the transaction price of each Series T share sold in the Company’s primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Series S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Series D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Series I shares or shares of any series sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or paid to, participating broker-dealers.
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
The Company does not pay a distribution fee with respect to outstanding Series I or Class F-II shares sold in the Offering.
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
Transfer Agreement
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
Warehoused Investments
Goldman Sachs expects to source a portfolio of up to $250 million of real estate debt investments (the “Warehoused Investments”) for acquisition by the Company. Unless the Company’s affiliate transaction committee approves otherwise, the Company’s expect to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. The Company’s affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to the Company. Goldman Sachs may source Warehoused Investments for subsequent acquisition as capital is raised in the Offering for up to one year after the Company breaks escrow in the Offering.
In January 2025, the Company acquired three Warehoused Investments from Goldman Sachs, each for a conveyance amount based on cost as set forth in (ii) above with an aggregate transfer price of $137.4 million.
Related Party Stock Ownership
In October 2024, the Company entered into a subscription agreement with Goldman Sachs pursuant to which Goldman Sachs has agreed to purchase an aggregate amount of $100 million in non-voting common stock in increments of $25 million, at a price per share equal to the Company’s most recently determined NAV for the non-voting common stock, or if NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchase was made initially on the date of the initial closing of the Offering and subsequently will be made upon the first date the Company’s NAV reaches each of $500 million, $750 million and $1 billion.
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
See Note 8 - Redeemable Common Stock for details of the shares and balance as of period end.
Repurchase of Sponsor’s Initial Capitalization Amount
In February 2025, the Company’s board of directors approved the repurchase of the 400 Class I shares purchased by Goldman Sachs in connection with the initial capitalization in a per share amount equal to the initial purchase price of $25.00. The shares were redeemed by the Company in February 2025.
11. SEGMENT REPORTING
The Company defines reportable segments based on the way in which the chief operating decision maker (“CODM”), currently the chief executive officer and chief financial officer, makes key operating decisions, evaluates financial results, manages the operations and allocates resources.
The Company has determined that there is one reportable segment based on how the CODM reviews and manages the business, which originates and acquires commercial mortgage loans and related investments.
The CODM reviews, among other things, consolidated net income that is reported on the consolidated statements of operations to make decisions, allocates resources and assesses performance and does not evaluate the net income from any separate geography or product line. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Because the accounting policies for the segment are the same as those described in Note 2 - Significant Accounting Policies, total segment net income and total segment assets are equal to total net income and total assets, as reported on the consolidated statements of operations and consolidated balance sheets.
The significant segment expenses regularly provided to the CODM, generally, include interest expense and general and administrative expenses, as separately presented on our consolidated statements of operations.
12. SUBSEQUENT EVENTS
Financing Activity
Subsequent to March 31, 2025, the limit on the master repurchase facility with Citibank N.A. was increased to provide for asset purchases by Citibank of up to $750 million (the “Facility”). All other terms and conditions of the Facility remain unchanged.
Investment Portfolio Activity
Subsequent to March 31, 2025, the Company originated an aggregate of $216.1 million of floating rate senior commercial real estate loans.
Stockholders’ Equity
Subsequent to March 31, 2025, the Company sold unregistered shares of its common stock in the Offering as follows ($ in thousands, except share amounts):

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - Series I shares	1,867,391	$46,731,885
Common stock - Series S shares	504,376	$12,697,929	(1)
(1) Includes upfront selling commissions and placement fees of $82 thousand.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Goldman Sachs Real Estate Finance Trust,” the “Company,” “we,” “us,” or “our” refer to Goldman Sachs Real Estate Finance Trust, Inc and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology; however, not all forward-looking statements may contain such words. You should read statements that contain these words carefully because they include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. These events or factors include but are not limited to those described under the section entitled “Summary Risk Factors” and in Part I, Item IA in our Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Executive Overview
Introduction
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
We satisfied the minimum offering amount and broke escrow in the continuous private offering on January 6, 2025 (“Escrow Break”).
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial real estate loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrower of the outstanding principal balance of our commercial real estate loan investments during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
We have elected the fair value option for our commercial real estate loan investments. The fair market value of our commercial real estate loans can be impacted primarily by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Outlook
During the first quarter of 2025, commercial real estate market fundamentals exhibited continued improvement, resulting in increased transaction volume and lending activity. As more liquidity entered the real estate credit markets, spreads tightened, and we navigated the competitive landscape. Following the tariff announcements in April, we observed heightened market volatility and public market dislocation, which created opportunities to generate wider spreads at similar risk profiles, further underscoring the importance of reliable execution and strong sponsor relationships for private lenders. As liquidity may become more constrained during a period of uncertainty, we believe we are well positioned to provide holistic capital solutions to borrowers across the Goldman Sachs real estate lending platform.
Since commencing investment activity, the Company has capitalized on the opportunity to generate attractive risk-adjusted yields with significant equity cushion from a senior lending position at a fresh mark on value for the real estate collateral. The current portfolio is comprised of five senior loans across the multifamily and industrial sectors with stable underlying cash flows and/or transitional business plans requiring a moderate level of investment for lease-up, renovation or repositioning. The loans in the portfolio are all newly originated with structural protections to mitigate potential risks, such as extension tests for various performance hurdles, cash management provisions, and interest rate floors. We are actively monitoring our existing portfolio through robust asset management and sponsor alignment. While macroeconomic trends associated with changing policies may impact the commercial real estate sector, we believe the returns generated from these private real estate loans should perform independently from the broader public market.
We are actively evaluating new opportunities to deploy capital for the portfolio while remaining selective and disciplined in our underwriting. For portfolio construction, we continue to have conviction across defensive property types in markets with favorable long-term growth trends to generate durable income and withstand operating pressure. We believe the supply and demand imbalance for real estate credit will continue to create favorable opportunities for alternative lending sources.
First Quarter 2025 Highlights
Capital Activity
•Declared monthly net distributions totaling $3.4 million for the three months ended March 31, 2025.

•Raised $180.2 million of net proceeds from the sale of our common stock through our continuous private offering plus $25.0 million from the Goldman Sachs Investment during the three months ended March 31, 2025.
Investments
•Acquired three Warehoused Investments, consisting of floating rate senior commercial real estate loans in the United States with a loan amount of $155.6 million and total outstanding principal amount of $139.6 million as of March 31, 2025, including multifamily and industrial properties.
•Originated two floating rate senior commercial real estate loans in the United States with a loan amount of $68.5 million and total outstanding principal amount of $64.0 million as of March 31, 2025, including multifamily and industrial properties.
Financing Activities
•Entered into two master repurchase facilities and pledged $166.7 million of commercial real estate loans as collateral during the three months ended March 31, 2025.
•Received borrowings of $62.8 million from our master repurchase facilities during the three months ended March 31, 2025.
Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in January 2025. As of March 31, 2025, we originated or acquired five commercial real estate loans with a fair value of $203.6 million. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 7.18% as of March 31, 2025.
The following table details overall statistics for our loan portfolio as of March 31, 2025 ($ in thousands):

Commercial real estate loan investments
Number of investments	5
Principal balance	$203,601
Fair value	$203,601
Unfunded loan commitments(1)	$20,500
Weighted-average interest rate(2)	7.18%
Weighted-average maximum maturity (years)(3)	4.8
Origination loan to value (LTV)(4)	64%
(1)Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term SOFR plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)Weighted average loan-to-value (“LTV”) ratio for our loan investments is determined based on the valuations of the collateral securing our commercial real estate loans at origination.

The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of March 31, 2025:
As of March 31, 2025, we had the following investments in commercial real estate loans:

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principle Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Industrial	Riverside, CA	1/15/2025	7.22%	$68,493	$60,305	$60,305	2030
Industrial	Various, Various	1/10/2025	7.42%	53,808	45,996	45,996	2030
Industrial	Las Vegas, NV	2/28/2025	7.12%	31,000	27,100	27,100	2030
Multifamily	Austin, TX	2/7/2025	7.02%	37,500	36,900	36,900	2030
Multifamily	Nashville, TN	1/10/2025	7.02%	33,300	33,300	33,300	2030
Total			7.18%	$224,101	$203,601	$203,601
(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Loans earn interest at the one-month SOFR plus a spread, based on the most recent interest period in effect for each commercial real estate loan as of period end.
(3)Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(4)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

Loan Risk Ratings
We evaluate each loan at origination and assign an overall risk rating based on several factors, including but not limited to, credit metrics and volatility, sponsorship, sector type, property condition and performance, and market to determine the overall health of each loan investment in the portfolio (“Loan Risk Rating”). Loans are rated “1” (Very Low Risk), “2” (Low Risk), “3” (Average Risk), “4” (High Risk/Potential for Loss), or “5” (Impaired/Loss likely). We re-evaluate the loan risk ratings on our loan portfolio quarterly and update risk ratings as needed. Loan risk ratings are assessed subjectively and may not accurately reflect the risk associated with our loans or be directly comparable to loan risk ratings assigned by our competitors.
Our loan portfolio had a weighted-average loan risk rating of 2 as of March 31, 2025.
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have two repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 6.03% as of March 31, 2025.

The below table summarizes our repurchase agreements as of March 31, 2025.

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding	Available Balance
Repurchase facility:
Citibank N.A.(3)	6.03%	January 2028	$250,000	$62,750	187,250
Wells Fargo Bank	—%	March 2028	250,000	—	250,000
			$500,000	$62,750	$437,250
(1)Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under the repurchase facilities carry interest at one-month Term SOFR plus a spread.
(2)Maturity date represents the facilities maturity date, does not include the option by the Company to extend the term for a period not to exceed the repurchase date of the last remaining eligible loan, which may be exercised upon the satisfaction of certain customary conditions.
(3)On May 1, 2025, the maximum facility size was increased to $750 million.

Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
As of March 31, 2025, we were in compliance with the covenants of our repurchase agreements.
Results of Operations
We commenced investing in commercial real estate loans in January 2025. Accordingly, our results of operations for the three months ended March 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through March 31, 2024 are not comparable. We expect revenues and expenses to increase during the year ending December 31, 2025 because we will have a full year of operations in 2025 and expect to continue making additional investments.

For the three months ended March 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through March 31, 2024, our results of operations consisted of ($ in thousands, except per share amount):

	Three Months Ended March 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through March 31, 2024	Change
Net Interest Income
Commercial real estate loan interest income	$2,827	—	$2,827
Other interest income	229	—	229
Interest expense	(968)	—	(968)
Net interest income	2,088	—	2,088
Loan fee income	685	—	685
Net revenues	2,773	—	2,773

Expenses
Organization costs	2,194	—	2,194
Related party fees	26	—
General and administrative	1,153	—	1,153
Total expenses	3,373	—	3,347

Other Income
Unrealized gain on commercial real estate loan investments	1,388	—	1,388
Total other income, net	1,388	—	1,388

Net income	$788	—	$788

Earnings per share:
Net income attributable to common stockholders
Basic	$0.12	—	$0.12
Diluted	$0.12	—	$0.12
Weighted average number of shares of common stock
Basic	6,657,557	400	6,657,157
Diluted	6,657,557	400	6,657,157
Net interest income
Our net interest income increased as a result of the five new commercial real estate loans earning interest during the three months ended March 31, 2025. This was partially offset by interest expense related to the repurchase facility.
Loan fee income
Loan fee income totaled $0.7 million and consists of loan origination fees earned on two loans that were originated during the three months ended March 31, 2025.

Expenses
Our expenses for the three months ended March 31, 2025 totaled $3.4 million and primarily consist of organization costs and general and administrative expenses.
Our general and administrative expenses for the three months ended March 31, 2025 primarily consist of accounting, auditing, legal and other professional fees.
Our related party fees for the three months ended March 31, 2025 consist of transfer agent fees.
Other income, net
For the three months ended March 31, 2025, we recorded approximately $1.4 million of unrealized gains on commercial real estate loan investments. As discussed in Note 10 - Related Party Transactions, the Company acquired three Warehoused Investments. As of March 31, 2025, the cost basis of the Warehoused Investments was $138.2 million and the fair value was $139.6 million.
Net income attributable to common stockholders
For the three months ended March 31, 2025, our net income attributable to common stockholders was $0.8 million, or $0.12 basic and diluted net income per weighted-average share available to common stockholders. We reported net income for the three months ended March 31, 2025 primarily because we earned $2.1 million of net interest income and $1.4 million of unrealized gain on commercial real estate loan investments and expenses of $3.4 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, repurchase shares and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from repurchase agreements, loan repayments and future issuances of equity and/or debt securities.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional commercial real estate loans, repayments on borrowings, the payment of dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than funding commercial real estate loans are generally met from operations, and cash needs are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of commercial real estate loan investments or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We expect to generate cash primarily from (i) the net proceeds of our private offering, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter into in the future.
Our Adviser has agreed to several support measures. Our Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we break escrow for the private offering. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we break escrow for the private offering. As of March 31, 2025, the Adviser has incurred organization and offering expenses on our behalf of approximately $3.3 million. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we break escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Advisor may elect to pay certain general and administrative expenses of the Company on the Company’s behalf. Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance. To the extent not previously reimbursed, all unreimbursed amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement.
We held cash and cash equivalents of $66.0 million and restricted cash of $32.1 million as of March 31, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table sets forth changes in cash and cash equivalents and restricted cash ($ in thousands):

Three Months Ended March 31, 2025
Cash flows from operating activities	$2,189
Cash flows from investing activities	(202,138)
Cash flows from financing activities	297,964
Net change in cash, cash equivalents and restricted cash	$98,015
Our operating activities provided net cash of $2.2 million for the three months ended March 31, 2025, primarily from amounts advanced by our Adviser under our advisory agreement.
Our investing activities used net cash of $202.1 million for the three months ended March 31, 2025, and consisted of originating and acquiring five commercial real estate loan investments during the period.
Our financing activities provided net cash of $298.0 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, we received net proceeds from the issuance of common stock of $180.2 million, $25.0 million from the Goldman Sachs Investment and net proceeds from our repurchase agreements of $62.8 million. We also received net proceeds of $32.1 million from investor subscriptions paid in advance.
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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. Amounts available under these sources as of March 31, 2025 and December 31, 2024 are summarized in the following table ($ in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$65,951	$8
Available borrowings under master repurchase agreements	437,250	—
	$503,201	$8
We will use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio and attractive yield. Our target REIT-level leverage ratio will be approximately 60-75%. For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third-party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money. We have no limits on the amount of debt we may incur.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, we had unfunded commitments of $20.5 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maximum maturity of the related loans of 4.8 years.
Critical Accounting Policies and Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in the valuation of our investment portfolio, the valuation of our redeemable common stock, and a change in our net interest income recognition among other effects.
Investments in Loans
We have elected the fair value option for all commercial real estate loan investments we have originated or acquired. Under the fair value option, changes in the fair value will be recognized in our consolidated statements of operations.
The fair value, determined by a third-party appraiser, will be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
Interest income
Interest income from our commercial real estate loan investments is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis.
Commercial real estate loan investments are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a commercial real estate loan investment is placed on non-accrual status. Interest payments received on non-accrual commercial real estate loan investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual commercial real estate loan investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current.

Redeemable Common Stock
We classify common stock held by Goldman Sachs as redeemable common stock because the Goldman Sachs Investment is held by an entity that is considered an affiliate of the Company and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) or similar governing committee to approve or reject the redemption of the Goldman Sachs interest.
We report redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings.
See Note 2 - Significant Accounting Policies in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Report on Form 10-Q for additional information concerning the Company’s significant accounting policies.
Recent Accounting Standards
See Note 2 - Significant Accounting Policies to our consolidated financial statements included in this Report.
Non-GAAP Financial Measures
Net Asset Value (“NAV”) and NAV Per Share Calculation
For the purposes of calculating a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our independent valuation advisors in connection with estimating the values of our assets and liabilities. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Refer to Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities – Net Asset Value Calculation and Valuation Guidelines” in our Annual Report on Form 10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares of common stock, we have adopted a model that adjusts the value of our assets and liabilities from historical cost to fair value, generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
Our NAV per share will be calculated by an affiliate of CBRE, Inc. (“CBRE”), a third-party firm that provides us with certain administrative and accounting services, as of the last calendar day of each month and is available generally within 15 calendar days after the end of each applicable month. The Adviser is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV.
Each month, before taking into consideration accrued dividends or other class-specific accruals, any change in the aggregate NAV (the “Aggregate Fund NAV”) of our outstanding shares of each class of common stock at the end of the prior month will be allocated among each class of common stock. This allocation will be based on each class’s relative percentage of the previous Aggregate Fund NAV (treating all shares issued on the first calendar day of the month as outstanding as of the date of such previous Aggregate Fund NAV). Changes in our monthly Aggregate Fund NAV include, without limitation, accruals of our net portfolio income, interest expense, unrealized/

realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly Aggregate Fund NAV also include material non-recurring events, such as capital expenditures and material acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For purposes of calculating our NAV, the organization and offering expenses and general and administrative expenses advanced, waived or paid by the Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay the Adviser for these costs.
Following the allocation of the changes in our Aggregate Fund NAV as described above, NAV for each class is adjusted for class-specific accruals for distributions, ongoing distribution fees, management fees and performance fees payable to the Adviser to determine the monthly NAV for each class. These accruals are made on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. We normally expect that the class-specific accruals will result in different amounts of distributions being paid with respect to certain classes of shares. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV will also be different for each class. Because the purchase price of shares in the primary offering is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and placement fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and placement fees have no effect on the NAV of any class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table details the major components of our NAV as of March 31, 2025 ($ in thousands, except share data):

Components of NAV	March 31, 2025
Commercial real estate loan investments, at fair value	$203,601
Cash and cash equivalents	65,951
Restricted cash	32,072
Other assets	2,585
Repurchase agreements, at fair value	(62,750)
Subscriptions received in advance	(32,072)
Distributions payable	(1,120)
Other liabilities	(1,047)
Due to affiliate(1)	(1,346)
Net asset value	$205,874
Number of outstanding shares(2)	8,231,123
(1)Excludes (i) amounts advanced by the Adviser of $2.2 million for organization costs and $1.1 million for offering costs, and (ii) accrued distribution fees not currently payable to the Dealer Manager of $3.7 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.5 million.
(2)Includes 1,000,000 shares of non-voting common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of March 31, 2025 ($ in thousands, except share and per share data):

	Series S	Series I	Non-voting Common Stock	Class F-I	Aggregate NAV
Net asset value	$47,294	$83,557	$25,000	$50,023	$205,874
Number of outstanding shares	1,891,570	3,339,553	1,000,000	2,000,000	8,231,123
NAV Per Share	$25.00	$25.02	$25.00	$25.01	$25.01
Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the March 31, 2025 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	6.82% - 7.21%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of March 31, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates.
The analysis presented assumes that all other factors remain unchanged, the changes listed below would result in the following effects on our investment values ($ in thousands):

	March 31, 2025
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(4,283)	(2.1)%
1.00% decrease	$—	—%
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

March 31, 2025
Stockholders' equity	$173,348
Adjustments:
Redeemable common stock - related party(1)	25,000
Organization and offering costs advanced by Adviser(2)	3,338
General and administrative expenses advanced by Adviser(3)	523
Accrued distribution fees not currently payable(4)	3,665
NAV	$205,874
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value per share as of our balance sheet date.
(2)The Adviser will advance all of our organization and offering costs, other than upfront selling commissions, placement fees and distributions fees, through the first anniversary of the date of Escrow Break. We expense organization costs as incurred in our consolidated statements of operations and recorded $1.1 million of our offering costs as a reduction of additional paid-in capital in our consolidated balance sheets as of March 31, 2025. We will reimburse the Adviser for all of our organization and offering costs advanced ratably over the 60 months commencing January 6, 2026. For purposes of calculating our NAV, organization costs and offering costs paid by the Adviser will not be recognized as an expense or a reduction to NAV until we reimburse the Adviser for these costs.
(3)Pursuant to the Expense Support and Reimbursement Agreement, the Adviser may elect to pay certain of our general and administrative expenses on our behalf. These costs include certain general and administrative expenses that are in our U.S. GAAP consolidated financial statements, but will not be recognized as an expense or a reduction of NAV until we reimburse the Adviser for these costs. Following any calendar month in which distributable earnings for such calendar month exceed the distributions accrued to our common stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Available Operating Funds”), we will pay such Available Operating Funds, or a portion thereof, to the Adviser until such time as all payments made by the Adviser on our behalf have been reimbursed.
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of March 31, 2025, we have accrued distributions fees totaling $3.7 million, of which $34 thousand is currently payable to the Placement Agent.

Distributions
Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements.
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986 (the “Code”) and minimize tax liability.
We began declaring monthly distributions in January 2025. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the applicable distributor.
The table below details the net distribution per share for each of our common share classes for the three months ended March 31, 2025:

	Series T	Series S	Series D	Series I	Non-voting Common Stock	Class F-I	Class F-II
January 31, 2025	$—	$0.1920	$—	$0.2100	$0.2100	$—	$—
February 28, 2025	—	0.1497	—	0.1660	0.1660	—	—
March 31, 2025	—	0.1219	—	0.1400	0.1400	0.1400	—
Total	$—	$0.4636	$—	$0.5160	$0.5160	$0.1400	$—

The following table summarizes our distributions paid during the three months ended March 31, 2025:

	Three Months Ended
	March 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$1,742	75%
Reinvested in shares	570	25%
Total distributions	$2,312	100%
Source of distributions
Cash flow from operating activities(1)	$2,189	95%
Offering proceeds from DRIP issuances(2)	123	5%
Total sources of distribution	$2,312	100%
(1)Cash flow from operating activities is supported by expense payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 10 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreements.
(2)Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 13, 2025, and herein. Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.
We may fund distributions from sources other than our cash flow from operations, including borrowings or offering proceeds, the sale of or repayments under our investments, and indirectly through expense support from the Adviser and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the ramp-up period. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings or offering proceeds, the sale of or repayments under our investments, and indirectly through expense support from the Adviser. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in shares, how quickly we invest the proceeds from this and any future offering and the performance of our investments.
For a period of time, which time period may be significant, we expect a portion of our distributions may be funded indirectly through the payment of certain general and administrative expenses by the Adviser on our behalf that are subject to later reimbursement by us. Any such distributions funded indirectly through expense reimbursements are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or its affiliates continues to advance such expenses. Our future reimbursement of amounts advanced by the Adviser and its affiliates will reduce the distributions that you would otherwise receive in the future. The Adviser and its affiliates have no obligation to advance expenses.
Funding distributions from the sale or repayment of our loan investments, borrowings or proceeds of our private offering will result in us having less funds available to originate or acquire commercial real estate debt investments. As a result, the return stockholders realize on their investments may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interests in us on a percentage basis and may impact the value of their investment, especially if we sell these securities at prices less than the price stockholders paid for their shares. We may be required to continue to fund our distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any source.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. In addition, any expenses paid by the Adviser on our behalf to support our distributions would require a future repayment. The use of these sources to fund distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of a stockholder’s investment.

We may also defer operating expenses or pay expenses (including the fees of the Adviser if it so requests) by issuing shares of our common stock in order to preserve cash flow for the payment of distributions. The ultimate repayment of any deferred expenses could adversely affect our operations and reduce the future return on a stockholder’s investment. We may repurchase shares from the Adviser shortly after issuing such shares. The satisfaction of expenses by issuing shares of our common stock will dilute stockholders’ ownership interests in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive future fees in shares of our common stock and may elect to receive such amounts in cash.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Private Offering
We are engaged in a continuous, unlimited private placement offering of our common stock (the “Offering”) to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws.
The sale of the shares in the Offering are made pursuant to subscription agreements entered into by the Company and the purchasers thereof. We relied, in part, upon representations from the purchasers in the subscription agreements that each purchaser was an accredited investor (as defined in Regulation D under the Securities Act).
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended March 31, 2025, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
On February 7, 2025, we issued approximately 5,123 Class S shares at a price per share of $25.00 for a total value of $128,076, and approximately 3,852 Class I shares at a price per share of $25.00 for a total value of $96,288.
On March 7, 2025, we issued approximately 4,990 Class S shares at a price per share of $25.02 for a total value of $124,850, and approximately 8,829 Class I shares at a price per share of $25.03 for a total value of $220,993.
Independent Director Compensation
On January 6, 2025, we granted 13,412 restricted shares of our Class I common stock which related to 2024 and 2025 with an aggregate value of $335,301, to our four independent directors as compensation for their services pursuant to the terms of our Independent Director Compensation Plan (the “Plan”). Pursuant to the terms of the Plan, at least 60% of a director’s total annual compensation is paid in the form of an annual grant of restricted stock subject to a director’s ability to elect to receive additional amounts in equity (in lieu of cash). One of our independent directors elected to receive 100% of the annual retainer in equity. The shares were issued in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.
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
Shares obtained by the Adviser or its affiliates are not eligible for repurchase through our share repurchase plan and will not be subject to the repurchase limits of the plan or any Early Repurchase Deduction; provided, however, that shares obtained pursuant to the Goldman Sachs Investment are subject to the repurchase limits, subject to certain exceptions, as set forth in the subscription agreement for the Goldman Sachs Investment. In addition, repurchase of shares otherwise obtained by the Adviser or its affiliates, including with respect to payment of the management fee or the performance fee is subject to the approval of the affiliate transaction committee.
As of March 31, 2025 we had not yet commenced our share repurchase plan and had not repurchased any shares of our common stock pursuant to the share repurchase plan.
During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2025	—	$—	—	—
February 2025(1)	400	$25.00	400	—
March 2025	—	$—	—	—
	400	$25.00	400	—
(1)On February 28, 2025, following the approval of our affiliate transaction committee, we repurchased the 400 shares of Class I common stock acquired by GS Fund Holdings, L.L.C., an affiliate of Goldman Sachs, in connection with our initial capitalization of $10,000 at a price paid per share of $25.00. GS Fund Holdings, L.L.C. continues to hold $25.0 million in shares of our non-voting common stock acquired in connection with the Goldman Sachs Investment.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.     OTHER INFORMATION
(a) On May 13, 2025, we entered into the Amended and Restated Expense Support and Reimbursement Agreement by and among us and the Adviser (the “Amended and Restated Expense Support and Reimbursement Agreement”). The Amended and Restated Expense Support and Reimbursement Agreement defines distributable earnings as the net income (loss) attributable to Stockholders of Common Shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) the Performance Fee, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (iv) one-time events pursuant to changes in GAAP, and (v) certain non-cash adjustments and certain material non-cash income or expense items, and confirms that in circumstances where the limitation on total operating expenses included in our advisory agreement would restrict our ability to reimburse the Adviser for certain operating expenses, no expense payment would be reimbursable pursuant to the Amended and Restated Expense Support and Reimbursement Agreement.
(c) During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6.     EXHIBITS.

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2024 and incorporated by reference herein)

3.2	Articles of Amendment of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.3	Articles Supplementary of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.4
Bylaws of the Registrant, dated as of March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
10.1
Third Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)

10.2
Amended and Restated Placement Agent Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)

10.3
Amended and Restated Independent Director Compensation Plan, effective as of January 6, 2025 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed February 13, 2025)

10.4	Amended Form of Notice of Grant and Restricted Stock Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 13, 2025)
10.5	Expense Support and Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2025)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2*	Amended Valuation Guidelines
99.3	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (v) Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

May 14, 2025	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

May 14, 2025	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)