Form 10-Q
period 2025-06-30
Goldman Sachs Real Estate Finance Trust Inc
filed 2025-08-13
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 12, 2025, the registrant had 10,095,920 shares of Series T, Series S, Series D and Series I common stock outstanding, 2,000,000 shares of Class F-I and 1,000,000 shares of non-voting common stock outstanding. There were no Class F-II shares outstanding.*
*The registrant’s authorized series of common stock (Series T, Series S, Series D and Series I) differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the registrant views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc
Table of Contents

		Page No.
Part I. Financial Information		2

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	2

	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2025 and 2024 and the Six Months Ended June 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through June 30, 2024	3

	Unaudited Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through June 30,2024	4

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through June 30, 2024	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $561.4 million as of June 30, 2025 and $0 as of December 31, 2024)	$561,384	$—
Cash and cash equivalents	175,601	8
Restricted cash	15,569	—
Other assets	4,884	—
Total assets	$757,438	$8

Liabilities and Equity
Repurchase agreements	$438,870	$—
Subscriptions received in advance	15,569	—
Distributions payable	1,927	—
Due to affiliates	9,894	—
Other liabilities	2,631	—
Total liabilities	468,891	—
Commitments and contingencies (Note 6)
Redeemable common stock – non-voting shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	25,033	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 2,772,086 shares issued and outstanding as of June 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	28	—
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 6,117,722 shares issued and outstanding as of June 30, 2025 and 400 shares issued and outstanding as of December 31, 2024	61	—
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	20	—
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	265,851	10
Accumulated deficit	(2,446)	(2)
Total equity	263,514	8
Total liabilities, redeemable common stock, and equity	$757,438	$8
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 27, 2024 (date of initial capitalization) through June 30,
	2025	2024	2025	2024
Net Interest Income
Commercial real estate loan interest income	$7,673	$—	$10,500	$—
Other interest income	1,094	—	1,323	—
Interest expense	(4,653)	—	(5,621)	—
Net interest income	4,114	—	6,202	—
Loan fee income	3,201	—	3,886	—
Net revenues	7,315	—	10,088	—

Expenses
Organization costs	—	—	2,194	—
General and administrative	1,083	—	2,236	—
Related party fees	32	—	58	—
Total expenses	1,115	—	4,488	—

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments	(126)	—	1,262	—
Total other income (expense)	(126)	—	1,262	—

Net income (loss)	$6,074	$—	$6,862	$—

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$0.56	$(0.31)	$0.78	$(0.31)
Diluted	$0.56	$(0.31)	$0.78	$(0.31)
Weighted average number of shares of common stock
Basic	10,807,849	400	8,732,703	400
Diluted	10,807,849	400	8,732,703	400

See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20	—	176,421	—	176,493
Common stock distribution reinvestment	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Distributions declared on common shares ($0.5160 gross per share)	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance at March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$175,921	$(2,645)	$173,348
Common shares issued, net of offering costs	$—	$—	$9	$—	$27	$—	$—	$87,933	$—	$87,969
Common stock distribution reinvestment	—	—	—	—	1	—	—	1,956	—	1,957
Net income	—	—	—	—	—	—	—	—	6,074	6,074
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	(33)	—	(33)
Distributions declared on common shares ($0.5660 gross per share)	—	—	—	—	—	—	—	—	(5,875)	(5,875)
Balance at June 30, 2025	$—	$—	$28	$—	$61	$20	$—	$265,851	$(2,446)	$263,514

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
Net loss	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through June 30, 2024
Cash flows from operating activities
Net income (loss)	$6,862	$—
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion)/amortization of discount/premium on loans	(201)	—
Amortization of deferred financing costs	369	—
Amortization of share-based compensation	148	—
Unrealized (gain)/loss on commercial real estate loan investments	(1,262)	—
Change in operating assets and liabilities
Other assets	(3,077)	—
Other liabilities	2,429	—
Due to affiliate	3,080	—
Net cash provided by operating activities	8,348	—

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(559,921)	—
Net cash used in investing activities	(559,921)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	269,748	10
Proceeds from issuance of redeemable common stock - related party	25,000	—
Repurchase of common stock - related party	(10)	—
Proceeds from repurchase agreements	438,870	—
Distributions paid	(4,852)	—
Proceeds from subscriptions received in advance	15,569	—
Payments of financing costs	(1,590)	—
Net cash provided by financing activities	742,735	10

Net increase in cash, cash equivalents and restricted cash	191,162	10
Cash, cash equivalents and restricted cash, beginning of period	8	—
Cash, cash equivalents and restricted cash, end of period	$191,170	$10

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8	$—
Restricted cash, beginning of period	—	—
Cash, cash equivalents and restricted cash, beginning of period	$8	$—

Cash and cash equivalents, end of period	$175,601	$10
Restricted cash, end of period	15,569	—
Cash, cash equivalents and restricted cash, end of period	$191,170	$10
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through June 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,079	$—
Non-cash activities:
Accrued distribution fee due to affiliate	$(5,286)	$—
Common stock distribution reinvestment	$2,527	$—
Accrued initial offering costs due to affiliate	$(1,144)	$—
Distribution payable	$(1,927)	$—
Debt financing costs	$(202)	$—
Debt financing costs due to affiliate	$(384)	$—
Adjustment to carrying value of redeemable common stock	$(33)	$—
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
Loans are recorded at par, which approximates fair value, in the month that the Company originates a loan. When the Company acquires a loan, it is recorded at cost then marked to fair value. An independent valuation advisor values the commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
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
Recognition of premiums and discounts associated with commercial real estate loan investments that are acquired are deferred and recorded over the term of the loan as an adjustment to interest income. For commercial real estate loans the Company originates, the Company recognizes the origination fee income and related costs in the period of origination in loan fee income and general and administrative expenses, respectively.
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
Share-Based Compensation
Share-based compensation consists of restricted stock units (“RSU”) that the independent directors of the Company are eligible to receive as part of their compensation for serving as directors. The fair value of the awards granted is recorded to general and administrative expense on the consolidated statements of operations on a straight-line basis over the vesting period, with an offsetting increase in stockholders’ equity. The fair value is determined based upon the most recent NAV on the grant date.

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
During 2024, the Company formed a foreign entity in the Cayman Islands to hold certain investments. The entity had no activity during 2024. During 2025, the Company made an election to treat the foreign entity as a taxable REIT subsidiary (“TRS”). The foreign TRS is not subject to US corporate federal income tax or Cayman Islands taxes.
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
Redeemable Common Stock
The Company classifies common stock held by Goldman Sachs in connection with Goldman Sachs Investment (as defined in Note 10 - Related Party Transactions - Related Party Stock Ownership) as redeemable common stock on the consolidated balance sheets. The Company classifies common stock held by Goldman Sachs as redeemable common stock because the Goldman Sachs Investment is held by an entity that is considered an affiliate of the Company and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) to approve or reject the redemption of the Goldman Sachs Investment, as described in Note 10 - Related Party Transactions.
The Company reports redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings.
Distribution Fees
The Company pays the Placement Agent, as described in Note 10 - Related Party Transactions, upfront commissions and placement fees and distribution fees over time for Class T, Class D, and Class S shares sold in the Offering, which are recorded as offering costs. The Company accrues the full amount of distribution fees payable as an offering cost at the time each class of share is sold during the Offering and records the offering costs as a reduction of additional paid-in capital when stock is issued. The Company adjusts the liability for distribution fees as the fees are paid to the Placement Agent or when fees are no longer payable under the terms of the agreement with the Placement Agent. The distribution fees that are payable are recorded as a component of due to affiliates on the Company’s consolidated balance sheets as of June 30, 2025. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers.

Organization and Offering Expenses
Organization costs are expensed as incurred and offering costs are charged to equity. Any amount due to the Adviser, but not paid, is recognized as a liability on the consolidated balance sheets. These organization and offering costs are recorded as a component of due to affiliates on the Company’s consolidated balance sheets. The costs incurred prior to the launch of the Offering were paid for by the Adviser and became the liability of the Company on January 6, 2025 when the Company broke escrow in the Offering.
Earnings Per Share
Basic earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
Other than with respect to voting rights and class specific expenses, the classes of our common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share. Any remeasurement adjustment associated with the redeemable shares of non-voting common stock is excluded from earnings per share as the redemption value approximates fair value.
When the Company has participating securities, not vested as of period end, earnings per share (“EPS”) is computed in accordance with the two-class method. The Company’s participating securities as of June 30, 2025 are the RSUs held by the Company’s independent directors. Under the two-class method, earnings are allocated to the common stock and RSUs based on dividends declared and the restricted stock units’ participation rights in undistributed earnings. Basic EPS is determined by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of RSUs.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. This ASU is effective for the fiscal year ending December 31, 2027 and interim quarters beginning in 2028, with early adoption permitted. It can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact, if any, but does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below summarizes the Company’s commercial real estate loan investments, at fair value as of June 30, 2025 and December 31, 2024 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
June 30, 2025
Senior loans	$618,521	$561,384	$561,384	7.20%	4.7

December 31, 2024
Senior loans	$—	$—	$—	—%	—
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

The cost basis of the commercial real estate loan investments was $560.1 million as of June 30, 2025. There were no commercial real estate loan investments as of December 31, 2024.
The tables below detail the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	244,579	44%	—	—%
Industrial	$218,619	39%	$—	—%
Hospitality	51,500	9%	—	—%
Self-Storage	46,686	8%	—	—%
Total	$561,384	100%	$—	—%

	June 30, 2025		December 31, 2024
Geographic Location(1)	Fair Value	Percentage	Fair Value	Percentage
West	$356,741	63%	$—	—%
East	105,085	19%	—	—%
South	99,558	18%	—	—%
Total	$561,384	100%	$—	—%
(1)All of the properties securing the Company’s commercial real estate loans are located within the United States.

4. DEBT OBLIGATIONS
The following table presents the value of repurchase agreements as of June 30, 2025 and December 31, 2024 ($ in thousands):

		Weighted Average Interest Rate(2)	Maximum Facility Size	June 30, 2025	December 31, 2024
	Maturity Date(1)			Amount Outstanding	Amount Outstanding
Citibank N.A.	January 2028	6.02%	$750,000	$192,156	$—
Wells Fargo Bank(3)	March 2028	5.87%	250,000	208,089	—
Morgan Stanley	June 2029	6.41%	450,000	38,625	—
Total			$1,450,000	$438,870	$—
(1)Maturity date represents the agreements’ initial maturity date and does not include any extension options.
(2)Represents weighted average interest rate in effect for each borrowing as of period end. Borrowings under the repurchase agreements carry interest at one-month Term SOFR plus a spread.
(3)On July 23, 2025, the maximum facility size was increased to $500 million.

Master Repurchase Agreements

The Company has master repurchase agreements with three financial institutions, as detailed in the table above. Advances under the repurchase agreements accrue interest at a per annum rate equal to the SOFR for a one-month period plus a spread as agreed upon for each transaction. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements.
The following table shows the aggregate amount of maturities of the Company’s outstanding borrowings over the next five years and thereafter as of June 30, 2025 ($ in thousands):

Year	Repurchase Agreements(1)
2025 (remaining)	$—
2026	—
2027	—
2028	400,245
2029	38,625
Thereafter	—
Total	$438,870
(1)Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral and (ii) the maturity of the respective master repurchase agreement.

In connection with each of the three repurchase agreements, the Company provided a guaranty (each, the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then-outstanding obligations. The Guaranty may become full recourse to the Company upon certain events by the counterparty or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities incurred resulting from customary “bad boy” events as described in the Guaranty.
The repurchase agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2025, the Company was in compliance with all covenants.

Counterparty Exposure
The Company has pledged certain commercial mortgage loan investments as collateral for the master repurchase agreements. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table summarizes the Company’s net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of June 30, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank N.A.	$192,156	$55,485	2.5
Wells Fargo Bank	208,089	54,153	2.7
Total	$400,245	$109,638
(1)Assumes the repurchase agreements’ initial maturity date and does not include any extension options.
As of December 31, 2024, the Company had not entered into any repurchase agreements.
5. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

	June 30, 2025	December 31, 2024
Interest receivable	$2,947	$—
Deferred financing costs, net	1,807	—
Prepaid and other assets	130	—
Total other assets	$4,884	$—
The following table presents other liabilities by type ($ in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$1,066	$—
Accrued interest payable	1,090	—
Other liabilities	475	—
Total other liabilities	$2,631	$—
6. COMMITMENTS AND CONTINGENCIES
As of June 30, 2025 and December 31, 2024, the Company was subject to the following commitments and contingencies:
Loan Commitments
As of June 30, 2025, the Company had unfunded loan commitments of $57.1 million related to its investments in commercial real estate loans. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower. The future funding may be paid through the period disclosed for the weighted average life, but may also be repaid prior to that time.

Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of June 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
7. STOCKHOLDERS’ EQUITY
Authorized Capital
Pursuant to the Company’s charter the Company is authorized to issue 2,120,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Class T, 500,000,000 shares are designated as a series of common stock named Class S, 500,000,000 shares are designated as a series of common stock named Class D, 500,000,000 shares are designated as a series of common stock named Class I, which collectively are one undesignated class of common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 10,000,000 shares are classified as non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote.
Common Shares
The following table presents changes to the Company’s outstanding common shares during the six months ended June 30, 2025:

	Class I Shares	Class S Shares	Class F-I Shares	Total Shares
Shares outstanding as of December 31, 2024	400	—	—	400
Common shares issued	5,326,872	1,881,457	—	7,208,329
DRIP shares issued	12,681	10,113	—	22,794
Redemptions(1)	(400)	—	—	(400)
Transfer in/(out)(2)	(2,000,000)	—	2,000,000	—
Shares outstanding as of March 31, 2025	3,339,553	1,891,570	2,000,000	7,231,123
Common shares issued	2,723,021	857,519	—	3,580,540
DRIP shares issued	55,148	22,997	—	78,145
Shares outstanding as of June 30, 2025	6,117,722	2,772,086	2,000,000	10,889,808
(1)See Note 10 - Related Party Transactions - Repurchase of Sponsor’s Initial Capitalization Amount for further information.
(2)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-1 Shares in accordance with the plan of distribution for the Offering.

For the period from March 27, 2024 (date of initial capitalization) through June 30, 2024, there were 400 shares of the Company’s common stock outstanding.

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
Distributions
For the three and six months ended June 30, 2025, the Company declared aggregate distributions of $6.0 and $9.5 million. As of June 30, 2025, the Company had $1.9 million of distributions declared but not paid included in distributions payable in the Company's consolidated balance sheet, of which $0.2 million was due to related parties. For the period from March 27, 2024 (date of initial capitalization) through June 30, 2024, the Company did not declare any distributions.
The table below details the aggregate distributions declared per share for each applicable class of stock for the three months ended June 30, 2025:

	Class S	Class I	Non-voting Common Stock	Class F-I
Aggregate distribution declared per share	$0.5660	$0.5660	$0.5660	$0.5660
Distribution fee per share	(0.0531)	—	—	—
Net distribution declared per share	$0.5129	$0.5660	$0.5660	$0.5660
The table below details the aggregate distributions declared per share for each applicable class of stock for the six months ended June 30, 2025:

	Class S	Class I	Non-voting Common Stock	Class F-I(1)
Aggregate distribution declared per share	$1.0820	$1.0820	$1.0820	$0.7060
Distribution fee per share	(0.1055)	—	—	—
Net distribution declared per share	$0.9765	$1.0820	$1.0820	$0.7060
(1)Class F-I shares were not issued and outstanding until March 3, 2025.

Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan whereby eligible stockholders who elect to participate in the distribution reinvestment plan or who are automatically enrolled pursuant to the terms of a subscription for shares of the Company’s common stock may have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price per share applicable to the class of shares purchased by the participant on the record date for the distribution. Stockholders will not pay upfront selling commissions or placement fees when purchasing shares pursuant to the distribution reinvestment plan, but will pay selling commissions over time as distribution fees, as described in Note 10 - Related Party Transactions.
Class F-I shares and Class F-II shares are not eligible to participate in the Company’s distribution reinvestment plan.
Share-Based Compensation
In January 2025, the Company granted 1,612 and 11,800 restricted shares of Class I common stock, to the Company’s independent directors related to fiscal years 2024 and 2025, respectively, under the board compensation plan. The restricted shares granted for 2024 vested and became unrestricted in January 2025. The restricted shares granted for fiscal year 2025 will become unrestricted shares of common stock on December 31, 2025, subject to certain conditions that accelerate vesting. For the three and six months ended June 30, 2025, the Company recognized $0.1 and $0.2 million of compensation expense related to these awards.
8. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment. The following tables present the Company’s outstanding non-voting common stock during the three and six months ended June 30, 2025 ($ in thousands, except share amounts):

Redeemable Common Stock Shares Outstanding
Shares outstanding as of December 31, 2024	—
Common shares issued	1,000,000
Shares outstanding as of March 31, 2025	1,000,000
Common shares issued	—
Shares outstanding as of June 30, 2025	1,000,000

Redeemable Common Stock Carrying Value
Balance as of December 31, 2024	$—
Proceeds from issuance	25,000
Adjustment to carrying value	—
Balance as of March 31, 2025	$25,000
Adjustment to carrying value	33
Balance as of June 30, 2025	$25,033
There was no non-voting common stock outstanding as of June 30, 2024. See Note 10 - Related Party Transactions for further details.

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
Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its loans secured by real estate, which are classified within level 3 of the fair value hierarchy as of June 30, 2025. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage, and debt yield, and (vii) borrower financial condition and performance.
There were no financial instruments measured at fair value on a recurring basis as of December 31, 2024. The following table details the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Fair Value Measurements Using:			Total at Fair Value
	Level 1	Level 2	Level 3
Assets:
Commercial real estate loan investments	$—	$—	$561,384	$561,384
Valuation of Commercial Real Estate Loan Investments
The commercial real estate loan investments consist of senior mortgages and are classified as level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

Six Months Ended
June 30, 2025
Balance at December 31, 2024	$—
Loan acquisition, origination and fundings	560,122
Net unrealized gain	1,262
Balance at June 30, 2025	$561,384

The following tables summarize the significant unobservable inputs used in the fair value measurement of the Company’s investments in commercial loans:

	June 30, 2025
Type	Valuation Technique	Unobservable Input	Range	Weighted Average Rate	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	6.66% - 7.96%	7.10%	2.8

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
Financial Instruments Not Measured at Fair Value
The fair values of short-term financial instruments such as cash and cash equivalents, restricted cash, other assets, other liabilities, and due to affiliates approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature. Cash equivalents are primarily money market funds and the fair value is classified as level 1.
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
The Company’s repurchase agreements have a fair value and a carrying value of $438.9 million as of June 30, 2025. There were no repurchase agreements as of December 31, 2024.
10. RELATED PARTY TRANSACTIONS
Due to/from Affiliates
The table below presents information regarding due to affiliates as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued distribution fee	$5,286	$—
Advanced organization costs	2,194	—
Advanced initial offering costs	1,144	—
Reimbursable general and administrative expenses(1)	854	—
Reimbursable financing costs	384	—
Accrued transfer agent fee	32	—
Total	$9,894	$—
(1)Reimbursable general and administrative expenses includes $0.6 million related to Expense Support, as described below.

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
Management Fee and Performance Fee
The Adviser is paid an annual management fee equal to 1.25% of the aggregate NAV of each of the Class S, Class T, Class D, Class I, Class F-1, Class F-II and non-voting common stock, payable monthly in arrears. In calculating the management fee, the Company uses each class’s respective NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on its shares. The management fee may be paid, at the Adviser’s election, in cash or shares (in a class or multiple classes of its choosing).
The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Commencing with the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of the Offering, the performance fee will be an amount, not less than zero, equal to (i) 12.5% of cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “Four-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”) minus (ii) the sum of any performance fees paid to the Adviser with respect to the first three calendar quarters in the applicable Four-Quarter Performance Measurement Period. As a result, the Adviser does not earn a performance fee for any calendar quarter until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. Once Core Earnings exceeds the Annual Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable Four-Quarter Performance Measurement Period. Thereafter, the Adviser is entitled to receive 12.5% of Core Earnings. Proportional calculation methodologies will be applied prior to the completion of the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of the Offering. The performance fee may be paid, at the Adviser’s election, in cash or shares (in a class or multiple classes of its choosing).
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
As of June 30, 2025, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of approximately $3.3 million, consisting of organization costs of $2.2 million and offering costs of $1.1 million. Such costs became the Company’s liability upon the initial closing of the Offering on January 6, 2025 and are payable to the Adviser as of June 30, 2025.
Additionally, the Adviser and its affiliates have paid general and administrative expenses and financing costs on the Company’s behalf. As of June 30, 2025, the Company owes the Adviser and its affiliates $0.3 million of general and administrative expenses and $0.4 million of financing costs.
Expense Support Agreement
In February 2025, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, until January 6, 2027, the Adviser may elect to pay certain general and administrative expenses of the Company on the Company’s behalf (each, an “Expense Payment”).
Following any calendar month in which distributable earnings for such calendar month exceed the distributions accrued for the Company’s common stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Available Operating Funds”), the Company will pay such Available Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company have been reimbursed. Any payment required to be made by the Company is referred to herein as a “Reimbursement Payment.” To the extent not previously reimbursed, all unreimbursed Expense Payments (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support Agreement.
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month (or permanently).
As of June 30, 2025, the Company has $0.6 million of expenses reimbursable to the Advisor related to the Expense Support Agreement.
Placement Agreement
In June 2024, the Company entered into a placement agent agreement, which has been subsequently amended (the “Placement Agent Agreement) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the "Placement Agent") as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s Class T, Class S, Class D, Class I common stock and Class F-II common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.

The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of 0.5%, of the transaction price of each Class T share sold in the Company’s primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Class I shares or shares of any classes sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or paid to, participating broker-dealers.
The Company pays the Placement Agent selling commissions over time as distribution fees as follows:
•0.85% per annum of the aggregate NAV of the Company’s outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum. Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•0.85% per annum of the aggregate NAV of the Company’s outstanding Class S shares; and
•0.25% per annum of the aggregate NAV of the Company’s outstanding Class D shares.
The Company does not pay a distribution fee with respect to outstanding Class I or Class F-II shares sold in the Offering.
Distribution fees are paid monthly in arrears. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will rebate distribution fees to the Company to the extent a broker-dealer is not eligible to receive them unless the Placement Agent is serving as the broker-dealer of record with respect to such applicable shares.
The Company will cease paying the distribution fee with respect to any Class T, Class S, or Class D shares held in a stockholder's account at the end of the month in which it is determined that the aggregate upfront selling commissions, placement fees and distribution fees paid with respect to such shares equal or exceeds, in aggregate, the limit, if any, and as set forth in the applicable agreement with the participating broker-dealer at the time the shares were issued (the “Distribution Fee Limit”) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the distribution reinvestment plan thereto). At the end of such month, each Class T, Class S, or Class D share held in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
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
For the three and six months ended June 30, 2025, the Company expensed $32 thousand and $0.1 million for the transfer agent fee. As of June 30, 2025, the Company has paid the Adviser $25 thousand.
Warehoused Investments
Goldman Sachs expects to source a portfolio of up to $250 million of real estate debt investments (the “Warehoused Investments”) for acquisition by the Company. Unless the Company’s affiliate transaction committee approves otherwise, the Company expects to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. The Company’s affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to the Company. Goldman Sachs may source Warehoused Investments for subsequent acquisition as capital is raised in the Offering for up to one year after the Company breaks escrow in the Offering.
In January 2025, the Company acquired three Warehoused Investments from Goldman Sachs, each for a conveyance amount based on cost as set forth in (ii) above with an aggregate transfer price of $137.4 million.
Acquisition from Goldman Sachs
In May 2025, the Company acquired an investment from an affiliate of the Adviser for $54.6 million. The acquisition price was equal to the fair value of the loan as provided by the Company’s independent valuation advisor, which was also the par value of the loan.
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
The Company has determined that there is one reportable segment based on how the CODM reviews and manages the business, which originates and acquires commercial mortgage loans.
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
12. SUBSEQUENT EVENTS
Financing Activity
Subsequent to June 30, 2025, the limit on the master repurchase agreement with Wells Fargo Bank was increased to provide for asset purchases by Wells Fargo of up to $500 million (the “Facility”). All other terms and conditions of the Facility remain unchanged.
Investment Portfolio Activity
Subsequent to June 30, 2025, the Company originated an aggregate of $180.0 million of floating rate senior commercial real estate loans.
Stockholders’ Equity
Subsequent to June 30, 2025, the Company sold unregistered shares of its common stock in the Offering as follows ($ in thousands, except share amounts):

Title of Securities	Number of Shares Sold	Aggregate Consideration
Common stock - Class I shares	690,785	$17,315
Common stock - Class S shares	445,877	$11,269	(1)
(1) Includes upfront selling commissions and placement fees of $0.1 million.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. These events or factors include but are not limited to those described under the section entitled “Summary Risk Factors” in Part I, Item IA in our Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

We are externally managed by Goldman Sachs & Co. LLC (the “Adviser”). The Adviser is also a registered broker-dealer and acts as the Placement Agent for our private offering. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser.
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
We satisfied the minimum offering amount and broke escrow in our continuous private offering on January 6, 2025 (“Escrow Break”).
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
Outlook
During the second quarter of 2025, commercial real estate market fundamentals exhibited continued improvement, resulting in increased transaction volume and lending activity. As more liquidity entered the real estate credit markets, spreads tightened, and we navigated the competitive landscape. Since the tariff announcements in April, we observed heightened market volatility and public market dislocation, which created opportunities to generate wider spreads at similar risk profiles, further underscoring the importance of reliable execution and strong sponsor relationships for private lenders. While the U.S. debt markets remained robust during the quarter, changes in sentiment and unpredictability surrounding the broader geopolitical outlook could curtail momentum into the rest of the year as investors wait for a clearer picture to emerge. As liquidity may become more constrained during a period of uncertainty, we believe we are well positioned to provide holistic capital solutions to borrowers across the Goldman Sachs real estate lending platform.
Since commencing investment activity, the Company has capitalized on the opportunity to generate attractive risk-adjusted yields with significant equity cushion from a senior lending position at a fresh mark on value for the real estate collateral. The current portfolio is comprised of senior loans across the multifamily, industrial, hospitality and self-storage sectors with stable underlying cash flows and/or transitional business plans requiring a moderate level of investment for lease-up, renovation or repositioning. The loans in the portfolio are all structured with protections to mitigate potential risks, such as extension tests for various performance hurdles, cash management provisions, and interest rate floors. We are actively monitoring our existing portfolio through robust asset management and sponsor alignment. While macroeconomic trends associated with changing policies may impact the commercial real estate sector, we believe the returns generated from these private real estate loans should perform independently from the broader public market.

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
Second Quarter 2025 Highlights
Capital Activity
•Declared monthly net distributions totaling $5.9 million.
•Raised $89.7 million of net proceeds from the sale of our common stock through our continuous private offering.
Investments
•Acquired a floating rate senior commercial real estate loan collateralized by industrial properties in the United States with a loan commitment amount of $74.3 million and total outstanding principal amount of $54.6 million.
•Originated six floating rate senior commercial real estate loans collateralized by multifamily, hospitality, self-storage and industrial properties in the United States with a loan commitment amount of $320.1 million and total outstanding principal amount of $301.6 million.
Financing Activities
•Entered into a master repurchase agreement with Morgan Stanley with a maximum facility size of $450 million and increased the maximum facility size on the existing Citibank N.A. master repurchase agreement to $750 million.
•Received borrowings of $376.1 million from our master repurchase agreements.
Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in January 2025. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread and had a weighted average interest rate of 7.20% as of June 30, 2025.

The following table details overall statistics for our loan portfolio as of June 30, 2025 ($ in thousands):

	June 30, 2025	December 31, 2024
Number of investments	12	—
Principal balance	$561,384	$—
Fair value	$561,384	$—
Unfunded loan commitments(1)	$57,137	$—
Weighted-average interest rate(2)	7.20%	—%
Weighted-average maximum maturity (years)(3)	4.7	—
Weighted average loan to value (LTV)(4)	64%	—%
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
(4)Weighted average LTV ratio for our loan investments is determined based on the valuations of the collateral securing our commercial real estate loans at origination.

The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of June 30, 2025:

As of June 30, 2025, we had the following investments in commercial real estate loans:

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	7.01%	33,300	33,300	33,300	2030
Industrial	Various, Various	1/10/2025	7.41%	53,808	46,812	46,812	2030
Industrial	Riverside, CA	1/15/2025	7.21%	68,493	60,305	60,305	2030
Multifamily	Austin, TX	2/7/2025	7.01%	37,500	37,079	37,079	2030
Industrial	Las Vegas, NV	2/28/2025	7.11%	31,000	27,737	27,737	2030
Self-storage	Los Angeles, CA	4/25/2025	8.06%	55,079	46,686	46,686	2030
Multifamily	Charlotte, NC	4/25/2025	6.81%	51,000	50,500	50,500	2030
Multifamily	Denver, CO	4/28/2025	6.76%	72,700	72,200	72,200	2030
Industrial	Dallas, TX	4/28/2025	7.16%	37,300	29,180	29,180	2030
Industrial	Various, NJ	5/16/2025	7.18%	74,341	54,585	54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.86%	52,500	51,500	51,500	2030
Hospitality	Phoenix, AZ	5/30/2025	7.86%	51,500	51,500	51,500	2030
Total			7.20%	$618,521	$561,384	$561,384
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
Our loan portfolio had a weighted-average loan risk rating of 2 as of June 30, 2025.
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have three repurchase agreements that bear interest at one-month term SOFR plus a spread.

The below table summarizes our repurchase agreements as of June 30, 2025:

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	6.02%	January 2028	$750,000	$192,156
Wells Fargo Bank(3)	5.87%	March 2028	250,000	208,089
Morgan Stanley	6.41%	June 2029	450,000	38,625
			$1,450,000	$438,870
(1)Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under the repurchase agreements carry interest at one-month Term SOFR plus a spread.
(2)Maturity date represents the agreements’ initial maturity date and does not include any extension options.
(3)On July 23, 2025, the maximum facility size was increased to $500 million.
Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
As of June 30, 2025, we were in compliance with the covenants of our repurchase agreements.

Results of Operations
We commenced investing in commercial real estate loans in January 2025. Accordingly, our results of operations for the periods presented are not comparable. We expect revenues and expenses to increase during the year ending December 31, 2025 because we will have a year of operations in 2025 and expect to continue making additional investments.
For the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and the period from March 27, 2024 (date of initial capitalization) through June 30, 2024, our results of operations consisted of ($ in thousands, except per share amount):

	Three Months Ended June 30,			Six Months Ended June 30,	For the Period from March 27, 2024 (date of initial capitalization) through June 30,
	2025	2024	Change	2025	2024	Change
Net Interest Income
Commercial real estate loan interest income	$7,673	$—	$7,673	$10,500	$—	$10,500
Other interest income	1,094	—	1,094	1,323	—	1,323
Interest expense	(4,653)	—	(4,653)	(5,621)	—	(5,621)
Net interest income	4,114	—	4,114	6,202	—	6,202
Loan fee income	3,201	—	3,201	3,886	—	3,886
Net revenues	7,315	—	7,315	10,088	—	10,088

Expenses
Organization costs	—	—	—	2,194	—	2,194
Related party fees	32	—	32	58	—	58
General and administrative	1,083	—	1,083	2,236	—	2,236
Total expenses	1,115	—	1,115	4,488	—	4,488

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments	(126)	—	(126)	1,262	—	1,262
Total other income (expense)	(126)	—	(126)	1,262	—	1,262

Net income (loss)	$6,074	$—	$6,074	$6,862	$—	$6,862

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$0.56	$(0.31)	$0.87	$0.78	$(0.31)	$1.09
Diluted	$0.56	$(0.31)	$0.87	$0.78	$(0.31)	$1.09
Weighted average number of shares of common stock
Basic	10,807,849	400	10,807,449	8,732,703	400	8,732,303
Diluted	10,807,849	400	10,807,449	8,732,703	400	8,732,303

Net interest income
Our net interest income increased as a result of the new commercial real estate loans earning interest during the three and six months ended June 30, 2025. This was partially offset by interest expense related to the repurchase agreements.
Loan fee income
Loan fee income totaled $3.2 million and $3.9 million and consists of loan origination fees earned on loans that were originated during the three and six months ended June 30, 2025.
Expenses
Our expenses for the three and six months ended June 30, 2025 totaled $1.1 million and $4.5 million and primarily consist of organization costs and general and administrative expenses.
Our general and administrative expenses for the three and six months ended June 30, 2025 primarily consist of accounting, auditing, legal and other professional fees.
Our related party fees for the three and six months ended June 30, 2025 consist of transfer agent fees.
Other income
For the three and six months ended June 30, 2025, we recorded approximately $(0.1) million and $1.3 million of unrealized gain (loss) on commercial real estate loan investments related to the acquired Warehoused Investments.
Net income attributable to common stockholders
For the three months ended June 30, 2025, our net income attributable to common stockholders was $6.1 million, or $0.56 basic and diluted net income per weighted-average share available to common stockholders. Net income for the three months ended June 30, 2025 primarily reflected net revenues of $7.3 million (consisting of net interest income of $4.1 million and loan fee income of $3.2 million) and expenses of $1.1 million (primarily general and administrative expenses).
For the six months ended June 30, 2025, our net income attributable to common stockholders was $6.9 million, or $0.78 basic and diluted net income per weighted-average share available to common stockholders. Net income for the six months ended June 30, 2025 reflected net revenues of $10.1 million (consisting of net interest income of $6.2 million and loan fee income of $3.9 million), expenses of $4.5 million (primarily organization and general and administrative expenses) and other income of $1.3 million (consisting of unrealized gain on commercial real estate loan investments) .
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay distributions, fund investments, repay borrowings, repurchase shares and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from repurchase agreements, loan repayments, and future issuances of equity and/or debt securities.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional commercial real estate loans, repayments on borrowings, the payment of dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for funding commercial real estate loans are funded by our continuous private offering and debt financings, and all other cash needs are generally met from operations. There may be a delay between the sale of our shares and our origination of commercial real estate loan investments or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Adviser has agreed to several support measures. Our Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we broke escrow for the private offering. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we break escrow for the private offering. As of June 30, 2025, the Adviser has incurred organization and offering expenses on our behalf of approximately $3.3 million. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we break escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Advisor may elect to pay certain general and administrative expenses on our behalf (“Expense Support”). Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement.
We held cash and cash equivalents of $175.6 million and restricted cash of $15.6 million as of June 30, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table sets forth changes in cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities	$8,348	$—
Cash flows from investing activities	(559,921)	—
Cash flows from financing activities	742,735	10
Net change in cash, cash equivalents and restricted cash	$191,162	$10
Our operating activities provided net cash of $8.3 million for the six months ended June 30, 2025, primarily due to our net interest income, loan fee income and amounts advanced by our Adviser under our advisory agreement.
Our investing activities used net cash of $559.9 million for the six months ended June 30, 2025, and consisted of originating and acquiring twelve commercial real estate loan investments during the period.
Our financing activities provided net cash of $742.7 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we received net proceeds from the issuance of common stock of $269.7 million, $25.0 million from the Goldman Sachs Investment and net proceeds from our repurchase agreements of $438.9 million. We also received net proceeds of $15.6 million from investor subscriptions paid in advance.
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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of June 30, 2025, we had $175.6 million of cash and cash equivalents. We also had $2.3 million of available borrowings under our repurchase agreements based on existing collateral and $47.2 million of additional capacity related to unfunded commitments from our commercial real estate loan investments.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, we had unfunded commitments of $57.1 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.9 years.
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
Revenue Recognition
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
Recognition of premiums and discounts associated with commercial real estate loan investments that are acquired are deferred and recorded over the term of the loan as an adjustment to interest income. For commercial real estate loans we originate, we recognize the origination fee income and related costs for commercial loans immediately in loan fee income and general and administrative expenses, respectively.
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
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares of common stock, we have adopted a model that calculates the fair value of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

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
Each month, before taking into consideration accrued dividends or other class-specific accruals, any change in the aggregate NAV (the “Aggregate Fund NAV”) of our outstanding shares of each class of common stock at the end of the prior month will be allocated among each class of common stock. This allocation will be based on each class’s relative percentage of the previous Aggregate Fund NAV (treating all shares issued on the first calendar day of the month as outstanding as of the date of such previous Aggregate Fund NAV). Changes in our monthly Aggregate Fund NAV include, without limitation, accruals of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly Aggregate Fund NAV also include material non-recurring events, such as capital expenditures and material acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For purposes of calculating our NAV, the organization and offering expenses and general and administrative expenses advanced, waived or paid by the Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay the Adviser for these costs.
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

The following table details the major components of our NAV as of June 30, 2025 ($ in thousands, except share data):

Components of NAV	June 30, 2025
Commercial real estate loan investments, at fair value	$561,384
Cash and cash equivalents	175,601
Restricted cash	15,569
Other assets	4,884
Repurchase agreements, at fair value	(438,870)
Subscriptions received in advance	(15,569)
Distributions payable	(1,927)
Other liabilities	(2,631)
Due to affiliate(1)	(721)
Net asset value	$297,720
Number of outstanding shares(2)	11,889,808
(1)Excludes (i) amounts advanced by the Adviser of $2.2 million for organization costs and $1.1 million for offering costs, and (ii) accrued distribution fees not currently payable to the Dealer Manager of $5.2 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.6 million.
(2)Includes 1,000,000 shares of non-voting common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of June 30, 2025 ($ in thousands, except share and per share data):

	Class S	Class I	Non-voting Common Stock	Class F-I	Aggregate NAV
Net asset value	$69,376	$153,237	$25,033	$50,074	$297,720
Number of outstanding shares	2,772,086	6,117,722	1,000,000	2,000,000	11,889,808
NAV Per Share	$25.03	$25.05	$25.03	$25.04	$25.04
Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the June 30, 2025 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	6.66% - 7.96%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of June 30, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.

The changes listed below would result in the following effects on our investment values. ($ in thousands):

	June 30, 2025
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(13,468)	(2.4)%
1.00% decrease	$—	—%
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

June 30, 2025
Stockholders' equity	$263,514
Adjustments:
Redeemable common stock - related party(1)	25,033
Organization and offering costs advanced by Adviser(2)	3,338
Expense Support provided by Adviser(3)	598
Accrued distribution fees not currently payable(4)	5,237
NAV	$297,720
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value per share as of our balance sheet date.
(2)The Adviser will advance all of our organization and offering costs, other than upfront selling commissions, placement fees and distributions fees, through the first anniversary of the date of Escrow Break. We expense organization costs as incurred in our consolidated statements of operations and recorded $1.1 million of our offering costs as a reduction of additional paid-in capital in our consolidated balance sheets as of June 30, 2025. We will reimburse the Adviser for all of our organization and offering costs advanced ratably over the 60 months commencing January 6, 2026. For purposes of calculating our NAV, organization costs and offering costs paid by the Adviser will not be recognized as an expense or a reduction to NAV until we reimburse the Adviser for these costs.
(3)Pursuant to the Expense Support and Reimbursement Agreement, the Adviser may elect to pay certain of our general and administrative expenses on our behalf. These costs include certain general and administrative expenses that are in our U.S. GAAP consolidated financial statements, but will not be recognized as an expense or a reduction of NAV until we reimburse the Adviser for these costs.
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of June 30, 2025, we have accrued distributions fees totaling $5.3 million, of which $49 thousand is currently payable to the Placement Agent. Distribution fees will not be recognized as an expense or a reduction to NAV until we pay these costs.

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
We began declaring monthly distributions in January 2025. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the Placement Agent and paid to the applicable distributor.

The table below details the net distribution per share for each of our common share classes for the six months ended June 30, 2025:

	Class T	Class S	Class D	Class I	Non-voting Common Stock	Class F-I	Class F-II
January 31, 2025	$—	$0.1920	$—	$0.2100	$0.2100	$—	$—
February 28, 2025	—	0.1497	—	0.1660	0.1660	—	—
March 31, 2025	—	0.1219	—	0.1400	0.1400	0.1400	—
April 30, 2025	—	0.1925	—	0.2100	0.2100	0.2100	—
May 31, 2025	—	0.1719	—	0.1900	0.1900	0.1900	—
June 30, 2025	—	0.1485	—	0.1660	0.1660	0.1660	—
Total	$—	$0.9765	$—	$1.0820	$1.0820	$0.7060	$—
The following table summarizes our distributions paid during the six months ended June 30, 2025:

	Six Months Ended
	June 30, 2025
	Amount	Percentage
Distributions
Paid in cash	$4,852	66%
Reinvested in shares	2,527	34%
Total distributions	$7,379	100%
Source of distributions
Cash flow from operating activities(1)	$7,379	100%
Total sources of distribution	$7,379	100%

Net cash provided by operating activities	$8,348
(1)Cash flow from operating activities is supported by expense support payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 10 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreements.

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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 13, 2025, and Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, as filed with the SEC on May 14, 2025.
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
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended June 30, 2025, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
On April 7, 2025, we issued approximately 4,973 Class S shares at a price per share of $25.02 for a total value of $124,439, and approximately 11,251 Class I shares at a price per share of $25.00 for a total value of $281,604.
On May 7, 2025, we issued approximately 8,976 Class S shares at a price per share of $25.00 for a total value of $224,388, and approximately 21,837 Class I shares at a price per share of $25.00 for a total value of $546,350.
On June 6, 2025, we issued approximately 9,048 Class S shares at a price per share of $25.00 for a total value of $226,923, and approximately 22,061 Class I shares at a price per share of $25.00 for a total value of $553,515.
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
As of June 30, 2025 we had not yet commenced our share repurchase plan and had not repurchased any shares of our common stock pursuant to the share repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.     OTHER INFORMATION
(a) On August 12, 2025, we entered into the Fifth Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Adviser. The Amended Advisory Agreement amends the definition of “Core Earnings," which is used in the determination of the performance fee payable to the Adviser, to provide that after we commence ratably reimbursing the Adviser for organization and offering expenses advanced through the first anniversary of the escrow break in our ongoing private offering, such reimbursed amounts will reduce Core Earnings for the period in which they were repaid. In addition, the Amended Advisory Agreement provides that if the agreement is terminated for cause, we will not reimburse the Adviser or its affiliates for expenses incurred in the transition of the advisory function.
(c) During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2024)

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
10.1
Fourth Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, effective as of June 10, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2025)

10.2*	Fifth Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, effective as of August 12, 2025
10.3
Assignment and Assumption Agreement between Goldman Sachs Bank USA and REFT Charles Street LLC, dated as of May 16, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2025)

10.4*	Amended and Restated Expense Support and Reimbursement Agreement by and between the Registrant and Goldman Sachs & Co. LLC dated May 13, 2025
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2*	Amended Valuation Guidelines
99.3*	Amended and Restated Corporate Governance Guidelines
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (v) Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

August 13, 2025	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

August 13, 2025	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)