Form 10-Q
period 2025-09-30
Goldman Sachs Real Estate Finance Trust Inc
filed 2025-11-13
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 12, 2025, the registrant had 11,798,178 shares of Series T, Series S, Series D and Series I common stock outstanding, 2,000,000 shares of Class F-I and 1,000,000 shares of non-voting common stock outstanding. There were no Class F-II shares outstanding.*
*The registrant’s authorized series of common stock (Series T, Series S, Series D and Series I) differ only with respect to the fees paid to broker-dealers in connection with their sale. As a result, the registrant views the different series of common stock as being part of the same single class of common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc
Table of Contents

		Page No.
Part I. Financial Information		2

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	2

	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2025 and 2024 and the Nine Months Ended September 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024	3

	Unaudited Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through September 30,2024	4

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $837.9 million as of September 30, 2025 and $0 as of December 31, 2024)	$888,527	$—
Real estate-related securities, at fair value	12,151	—
Cash and cash equivalents	102,456	8
Restricted cash	13,773	—
Other assets	5,493	—
Total assets	$1,022,400	$8

Liabilities and Equity
Repurchase agreements	$657,255	$—
Subscriptions received in advance	13,773	—
Distributions payable	2,221	—
Due to affiliates	12,125	—
Other liabilities	3,184	—
Total liabilities	688,558	—
Commitments and contingencies (Note 7)
Redeemable common stock – non-voting shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	25,059	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 3,440,401 shares issued and outstanding as of September 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	34	—
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 7,293,891 shares issued and outstanding as of September 30, 2025 and 400 shares issued and outstanding as of December 31, 2024	73	—
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	20	—
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	310,062	10
Accumulated deficit	(1,406)	(2)
Total equity	308,783	8
Total liabilities, redeemable common stock, and equity	$1,022,400	$8
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
	2025	2024
Net Interest Income
Commercial real estate loan interest income	$13,199	$—	$23,699	$—
Real estate related-securities interest income	195	—	195	—
Other interest income	1,105	—	2,428	—
Interest expense	(8,566)	—	(14,187)	—
Net interest income	5,933	—	12,135	—
Loan fee income	3,243	—	7,129	—
Net revenues	9,176	—	19,264	—

Expenses
Organization costs	—	—	2,194	—
General and administrative	1,278	1	3,514	1
Related party fees	40	—	98	—
Total expenses	1,318	1	5,806	1

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments	(129)	—	1,133	—
Realized and unrealized gain on real estate-related securities	39	—	39	—
Total other income (expense)	(90)	—	1,172	—

Net income (loss)	$7,768	$(1)	$14,630	$(1)

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$0.59	$(1.44)	$1.44	$(1.75)
Diluted	$0.59	$(1.44)	$1.44	$(1.75)
Weighted average number of shares of common stock
Basic	13,117,753	400	10,178,461	400
Diluted	13,117,753	400	10,178,461	400

See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20	—	176,421	—	176,493
Common stock distribution reinvestment	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Distributions declared on common shares ($0.5160 gross per share)	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance at March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$175,921	$(2,645)	$173,348
Common shares issued, net of offering costs	$—	$—	$9	$—	$27	$—	$—	$87,933	$—	$87,969
Common stock distribution reinvestment	—	—	—	—	1	—	—	1,956	—	1,957
Net income	—	—	—	—	—	—	—	—	6,074	6,074
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	(33)	—	(33)
Distributions declared on common shares ($0.5660 gross per share)	—	—	—	—	—	—	—	—	(5,875)	(5,875)
Balance at June 30, 2025	$—	$—	$28	$—	$61	$20	$—	$265,851	$(2,446)	$263,514
Common shares issued, net of offering costs	$—	$—	$6	$—	$11	$—	$—	$41,459	$—	$41,476
Common stock distribution reinvestment	—	—	—	—	1	—	—	2,735	—	2,736
Redemptions	—	—	—	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	—	—	—	7,768	7,768
Amortization of equity based compensation	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	(26)	—	(26)
Distributions declared on common shares ($0.5260 gross per share)	—	—	—	—	—	—	—	—	(6,728)	(6,728)
Balance at September 30, 2025	$—	$—	$34	$—	$73	$20	$—	$310,062	$(1,406)	$308,783

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
Net loss	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
Net loss	$—	$—	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Balance at September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$(1)	$9
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
Cash flows from operating activities
Net income (loss)	$14,630	$(1)
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of discount on loans	(331)	—
Amortization of deferred financing costs	700	—
Amortization of share-based compensation	222	—
Realized and unrealized gain on sale of real estate-related securities	(39)	—
Unrealized gain on commercial real estate loan investments	(1,133)	—
Change in operating assets and liabilities
Other assets	(3,920)	—
Other liabilities	3,153	—
Due to affiliate	3,828	—
Net cash provided by (used in) operating activities	17,110	(1)

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(887,064)	—
Purchase of real estate-related securities	(12,357)	—
Proceeds from sale/repayments of real estate-related securities	246	—
Net cash used in investing activities	(899,175)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	313,417	10
Proceeds from issuance of redeemable common stock - related party	25,000	—
Repurchase of common stock - related party	(10)	—
Proceeds from repurchase agreements	657,255	—
Offering costs paid	(326)	—
Distributions paid	(8,550)	—
Proceeds from subscriptions received in advance	13,773	—
Payments of financing costs	(2,273)	—
Net cash provided by financing activities	998,286	10

Net increase in cash, cash equivalents and restricted cash	116,221	9
Cash, cash equivalents and restricted cash, beginning of period	8	—
Cash, cash equivalents and restricted cash, end of period	$116,229	$9

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8	$—
Restricted cash, beginning of period	—	—
Cash, cash equivalents and restricted cash, beginning of period	$8	$—

Cash and cash equivalents, end of period	$102,456	$9
Restricted cash, end of period	13,773	—
Cash, cash equivalents and restricted cash, end of period	$116,229	$9
See accompanying notes to the consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,632	$—
Non-cash activities:
Accrued distribution fee due to affiliate	$(6,403)	$—
Common stock distribution reinvestment	$5,263	$—
Accrued offering costs due to affiliate	$(1,894)	$—
Distribution payable	$(2,221)	$—
Adjustment to carrying value of redeemable common stock	$(59)	$—
Redemptions payable	$(31)	$—
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
The Company is conducting a continuous private offering initially of up to $1 billion in shares in its primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of four series of shares of its undesignated class of common stock with a dollar value up to the maximum offering amount. Each class of shares will be sold at the-then current transaction price, which will generally be the prior month’s net asset value (“NAV”), as determined pursuant to the Company’s valuation guidelines, per share for such class, as calculated monthly, plus applicable upfront commissions and placement fees.
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
Fair Value Option
The Company has elected the fair value option for commercial real estate loan investments and investments in real estate-related securities. The Company believes the fair value option will provide reduced complexity, greater consistency, understandability, and comparability.

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
In determining the fair value of a particular real estate-related security, the Company uses pricing service providers, who may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.
Real Estate-Related Securities
The Company records its real estate-related securities at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of realized and unrealized gain (loss) on securities on the consolidated statements of operations. Interest income related to the securities are recorded as real estate related-securities interest income on the consolidated statements of operations.
Revenue Recognition
Interest income from the Company’s commercial real estate loan investments and real estate-related securities are recognized over the life of each investment using the effective interest method and is recorded on the accrual basis.
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
Recognition of premiums and discounts associated with commercial real estate loan investments and real estate-related securities that are acquired are deferred and recorded over the term of the investment as an adjustment to interest income.
For commercial real estate loans the Company originates, the Company recognizes the origination fee income and related costs in the period of origination in loan fee income and general and administrative expenses, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition that are not restricted to be cash equivalents. Cash and cash equivalents are placed with financial institutions and the balances may at times exceed federally insured deposit levels; however, the Company has not experienced any losses in such accounts. Substantially all of the Company's cash and cash equivalents are held at a single, high credit quality institution. The Company actively monitors the credit risk of the counterparty.

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
Deferred Financing Costs
Deferred financing costs are included in other assets on the consolidated balance sheets. These costs are amortized as interest expense using the effective interest method over the initial maturity of the related obligations.
Redeemable Common Stock
The Company classifies common stock held by Goldman Sachs in connection with Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions - Related Party Stock Ownership) as redeemable common stock on the consolidated balance sheets, because the Goldman Sachs Investment is held by an entity that is considered an affiliate of the Company and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) to approve or reject the redemption of the Goldman Sachs Investment, as described in Note 11 - Related Party Transactions.
The Company reports redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings.

Distribution Fees
The Company pays the Placement Agent, as described in Note 11 - Related Party Transactions, upfront commissions and placement fees and distribution fees over time for Class T, Class D, and Class S shares sold in the Offering, which are recorded as offering costs. The Company accrues the full amount of distribution fees payable based on an estimated investor holding period as an offering cost at the time each class of share is sold during the Offering and records the offering costs as a reduction of additional paid-in capital when stock is issued. The Company adjusts the liability for distribution fees as the fees are paid to the Placement Agent or when fees are no longer payable under the terms of the agreement with the Placement Agent. The distribution fees that are payable are recorded as a component of due to affiliates on the consolidated balance sheets. The Placement Agent pays all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers.
Organization and Offering Expenses
Organization costs are expensed as incurred and offering costs are charged to equity. Any amount due to the Adviser, but not paid, is recognized as a liability on the consolidated balance sheets. These organization and offering costs are recorded as a component of due to affiliates on the consolidated balance sheets. The costs incurred prior to the launch of the Offering were paid for by the Adviser and became a liability of the Company on January 6, 2025 when the Company broke escrow in the Offering.
Earnings Per Share
Basic earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
Other than with respect to voting rights and class specific expenses, the classes of the Company’s common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share. Any remeasurement adjustment associated with the redeemable shares of non-voting common stock is excluded from earnings per share as the redemption value approximates fair value.
When the Company has participating securities, basic earnings per share (“EPS”) is computed in accordance with the two-class method. The Company’s participating securities as of September 30, 2025 are the RSUs held by the Company’s independent directors. Under the two-class method, earnings are allocated to the common stock and RSUs based on dividends declared and the restricted stock units’ participation rights in undistributed earnings. Basic EPS is determined by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of RSUs.
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

3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below presents the Company’s commercial real estate loan investments, at fair value as of September 30, 2025 and December 31, 2024 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
September 30, 2025
Senior loans	$947,803	$888,527	$888,527	7.06%	4.6

December 31, 2024
Senior loans	$—	$—	$—	—%	0.0
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average of interest rates that were in-place on each loan as of period end. Loans earn interest at one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The cost basis of the commercial real estate loan investments was $887.4 million as of September 30, 2025. There were no commercial real estate loan investments as of December 31, 2024.
The tables below present the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$507,483	57%	—	—%
Industrial	220,661	25%	$—	—%
Hospitality	112,500	13%	—	—%
Self-Storage	47,883	5%	—	—%
Total	$888,527	100%	$—	—%

	September 30, 2025		December 31, 2024
Geographic Location(1)	Fair Value	Percentage	Fair Value	Percentage
West	$410,091	46%	$—	—%
South	303,851	34%	—	—%
East	174,585	20%	—	—%
Total	$888,527	100%	$—	—%
(1)All of the properties securing the Company’s commercial real estate loans are located within the United States.

4. REAL ESTATE-RELATED SECURITIES, AT FAIR VALUE
The Company’s securities portfolio primarily consists of agency and non-agency RMBS and CMBS. The following table presents various attributes of securities at September 30, 2025 ($ in thousands):

September 30, 2025
Weighted Average Coupon	Weighted Average Maturity Date	Number of Positions	Face Amount	Amortized Cost Basis	Fair Value
4.89%	July 2051	29	$12,311	$12,113	$12,151
The Company did not have any real estate-related securities as of December 31, 2024.
5. DEBT OBLIGATIONS
The following table presents the various attributes for the repurchase agreements as of September 30, 2025 and December 31, 2024 ($ in thousands):

		Weighted Average Interest Rate(2)	Maximum Facility Size	September 30, 2025	December 31, 2024
	Maturity Date(1)			Amount Outstanding	Amount Outstanding
Citibank N.A.	January 2028	5.86%	$750,000	$192,156	$—
Wells Fargo Bank	March 2028	5.69%	500,000	292,474	—
Morgan Stanley	June 2029	5.89%	450,000	172,625	—
Total			$1,700,000	$657,255	$—
(1)Maturity date represents the agreement’s initial maturity date and does not include any extension options.
(2)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements carry interest at one-month Term SOFR plus a spread.

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
The following table presents the aggregate amount of maturities of the Company’s outstanding borrowings over the next five years and thereafter as of September 30, 2025 ($ in thousands):

Year	Repurchase Agreements(1)
2025 (remaining)	$—
2026	—
2027	—
2028	484,630
2029	172,625
Thereafter	—
Total	$657,255
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
The repurchase agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2025, the Company was in compliance with all covenants.
Counterparty Exposure
The Company has pledged certain commercial mortgage loan investments as collateral for the master repurchase agreements. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of September 30, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank N.A.	$192,156	$58,260	2.3
Wells Fargo Bank	292,474	75,986	2.4
Morgan Stanley	172,625	46,375	3.7
Total	$657,255	$180,621
(1)Assumes the repurchase agreement’s initial maturity date and does not include any extension options.
As of December 31, 2024, the Company had not entered into any repurchase agreements.
6. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

	September 30, 2025	December 31, 2024
Interest receivable	$3,741	$—
Deferred financing costs, net	1,573	—
Prepaid and other assets	179	—
Total other assets	$5,493	$—
The following table presents other liabilities by type ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued interest payable	$1,682	$—
Accounts payable and accrued expenses	1,021	—
Redemptions payable	31	—
Other liabilities	450	—
Total other liabilities	$3,184	$—

7. COMMITMENTS AND CONTINGENCIES
As of September 30, 2025 and December 31, 2024, the Company was subject to the following commitments and contingencies:
Loan Commitments
As of September 30, 2025, the Company had unfunded loan commitments of $59.3 million related to its investments in commercial real estate loans. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower. The future funding may be paid through the period disclosed for the weighted average life, but may also be repaid prior to that time.
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of September 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. STOCKHOLDERS’ EQUITY
Authorized Capital
Pursuant to the Company’s charter the Company is authorized to issue 2,120,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 10,000,000 shares are classified as non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote. In addition, class-specific accruals may vary between the voting and non-voting common stock.

Common Shares
The following table presents changes to the Company’s outstanding common shares during the nine months ended September 30, 2025:

	Class I Shares	Class S Shares	Class F-I Shares	Total Shares
Shares outstanding as of December 31, 2024	400	—	—	400
Common shares issued	5,326,872	1,881,457	—	7,208,329
DRIP shares issued	12,681	10,113	—	22,794
Redemptions(1)	(400)	—	—	(400)
Transfer in/(out)(2)	(2,000,000)	—	2,000,000	—
Shares outstanding as of March 31, 2025	3,339,553	1,891,570	2,000,000	7,231,123
Common shares issued	2,723,021	857,519	—	3,580,540
DRIP shares issued	55,148	22,997	—	78,145
Shares outstanding as of June 30, 2025	6,117,722	2,772,086	2,000,000	10,889,808
Common shares issued	1,099,677	636,808	—	1,736,485
DRIP shares issued	77,712	31,507	—	109,219
Redemptions	(1,220)	—	—	(1,220)
Shares outstanding as of September 30, 2025	7,293,891	3,440,401	2,000,000	12,734,292
(1)See Note 11 - Related Party Transactions - Repurchase of Sponsor’s Initial Capitalization Amount for further information.
(2)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-I Shares in accordance with the plan of distribution for the Offering.

For the period from March 27, 2024 (date of initial capitalization) through September 30, 2024, there were 400 shares of the Company’s common stock outstanding.
Share Repurchase Plan
The Company has adopted a share repurchase plan that commenced as of the quarter ended September 30, 2025, whereby eligible stockholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases under the share repurchase plan of shares of the Company’s common stock will be limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Shares will be repurchased at a price equal to the NAV per share on the applicable repurchase date, which will generally be equal to the Company’s prior month’s NAV per share, subject to any early repurchase deduction. Subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The Company’s board of directors has the right to modify, suspend or terminate the share repurchase plan if it deems such action to be in the best interest of the Company and its stockholders.
Shares obtained by the Adviser or its affiliates, including with respect to the non-voting common stock acquired pursuant to the Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions – Related Party Stock Ownership), are not eligible for repurchase through the share repurchase plan and will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction; provided, however, that shares obtained pursuant to the Goldman Sachs Investment are subject to the repurchase limits, subject to certain exceptions, as set forth in the subscription agreement for the Goldman Sachs Investment.
Class F-I shares are not eligible to participate in the share repurchase plan until January 6, 2027. Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) January 6, 2027 and (ii) one year from the date of issuance of the Class F-II share.

Distributions
For the three and nine months ended September 30, 2025, the Company declared net distributions of $6.7 million and $16.0 million. As of September 30, 2025, the Company had $2.2 million of net distributions declared but not paid included in distributions payable in the consolidated balance sheet, of which $0.2 million was due to related parties.
The table below presents the distributions declared per share for each applicable class of common stock for the three months ended September 30, 2025:

	Class S	Class I	Non-voting Common Stock	Class F-I
Aggregate distribution declared per share	$0.5260	$0.5260	$0.5260	$0.5260
Distribution fee per share	(0.0537)	—	—	—
Net distribution declared per share	$0.4723	$0.5260	$0.5260	$0.5260
The table below presents the distributions declared per share for each applicable class of common stock for the nine months ended September 30, 2025:

	Class S	Class I	Non-voting Common Stock	Class F-I(1)
Aggregate distribution declared per share	$1.6080	$1.6080	$1.6080	$1.2320
Distribution fee per share	(0.1592)	—	—	—
Net distribution declared per share	$1.4488	$1.6080	$1.6080	$1.2320
(1)Class F-I shares were not issued and outstanding until March 3, 2025.

For the period from March 27, 2024 (date of initial capitalization) through September 30, 2024, the Company did not declare any distributions.
Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan ("DRIP") whereby eligible stockholders who elect to participate in the distribution reinvestment plan or who are automatically enrolled pursuant to the terms of a subscription for shares of the Company’s common stock may have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price per share applicable to the class of shares purchased by the participant on the record date for the distribution. Stockholders will not pay upfront selling commissions or placement fees when purchasing shares pursuant to the distribution reinvestment plan, but will pay selling commissions over time as distribution fees, as described in Note 11 - Related Party Transactions.
Class F-I shares and Class F-II shares are not eligible to participate in the Company’s distribution reinvestment plan.
Share-Based Compensation
In January 2025, the Company granted 1,612 and 11,800 restricted shares of Class I common stock, to the Company’s independent directors related to fiscal years 2024 and 2025, respectively, under the board compensation plan. The restricted shares granted for 2024 vested and became unrestricted on January 6, 2025. The restricted shares granted for fiscal year 2025 will become unrestricted shares of common stock on December 31, 2025, subject to certain conditions that accelerate vesting. For the three and nine months ended September 30, 2025, the Company recognized $0.1 and $0.3 million of compensation expense related to these awards.

9. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment. The following tables present the Company’s outstanding non-voting common stock during the three and nine months ended September 30, 2025 ($ in thousands, except share amounts):

Redeemable Common Stock Shares Outstanding
Shares outstanding as of December 31, 2024	—
Common shares issued	1,000,000
Shares outstanding as of March 31, 2025	1,000,000
Common shares issued	—
Shares outstanding as of June 30, 2025	1,000,000
Common shares issued	—
Shares outstanding as of September 30, 2025	1,000,000

Redeemable Common Stock Carrying Value
Balance as of December 31, 2024	$—
Proceeds from issuance	25,000
Adjustment to carrying value	—
Balance as of March 31, 2025	$25,000
Adjustment to carrying value	33
Balance as of June 30, 2025	$25,033
Adjustment to carrying value	26
Balance as of September 30, 2025	$25,059
There was no non-voting common stock outstanding as of September 30, 2024. See Note 11 - Related Party Transactions for further details.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its loans secured by real estate, which are classified within level 3 of the fair value hierarchy, and its investments in real estate-related securities, which are classified within level 2 of the fair value hierarchy, as of September 30, 2025. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage, and debt yield, and (vii) borrower financial condition and performance.
There were no financial instruments measured at fair value on a recurring basis as of December 31, 2024.
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025 ($ in thousands):

	September 30, 2025
	Fair Value Measurements Using:			Total at Fair Value
	Level 1	Level 2	Level 3
Assets:
Commercial real estate loan investments	$—	$—	$888,527	$888,527
Real estate-related securities	—	12,151	—	12,151
Valuation of Commercial Real Estate Loan Investments
The commercial real estate loan investments consist of senior mortgages and are classified as level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

Nine Months Ended
September 30, 2025
Balance at December 31, 2024	$—
Loan acquisition, origination and fundings	887,394
Net unrealized gain	1,133
Balance at September 30, 2025	$888,527
The following tables summarize the significant unobservable inputs used in the fair value measurement of the Company’s investments in commercial loans:

	September 30, 2025
Type	Valuation Technique	Unobservable Input	Range	Weighted Average Rate	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	6.54% - 7.84%	7.00%	2.4

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

Financial Instruments Not Measured at Fair Value
The fair values of certain short-term financial instruments such as cash and cash equivalents and other financial instruments approximate their carrying value on the accompanying consolidated balance sheets. Cash equivalents are primarily money market funds and the fair value is classified as level 1.
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
The Company’s repurchase agreements have a fair value and a carrying value of $657.3 million as of September 30, 2025. There were no repurchase agreements as of December 31, 2024.
11. RELATED PARTY TRANSACTIONS
Due to/from Affiliates
The table below presents information regarding due to affiliates as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued distribution fee	$6,403	$—
Advanced organization costs	2,194	—
Advanced offering costs	1,894	—
Reimbursable general and administrative expenses(1)	1,594	—
Accrued transfer agent fee	40	—
Total	$12,125	$—
(1)Reimbursable general and administrative expenses includes $0.1 million related to Expense Support, as described below.

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
Management Fee and Performance Fee
The Adviser is paid an annual management fee equal to 1.25% of the aggregate NAV of each of the Class S, Class T, Class D, Class I, Class F-I, Class F-II and non-voting common stock, payable monthly in arrears, subject to any waiver as described below. In calculating the management fee, the Company uses each class’s respective NAV before giving effect to accruals for the management fee, performance fee, distribution fees or distributions payable on its shares. The management fee may be paid, at the Adviser’s election, in cash or shares (in a class or multiple classes of its choosing).

The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears, subject to any waiver as described below. Commencing with the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of the Offering, the performance fee will be an amount, not less than zero, equal to (i) 12.5% of cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “Four-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”) minus (ii) the sum of any performance fees paid to the Adviser with respect to the first three calendar quarters in the applicable Four-Quarter Performance Measurement Period. As a result, the Adviser does not earn a performance fee for any calendar quarter until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. Once Core Earnings exceeds the Annual Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings for the applicable Four-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable Four-Quarter Performance Measurement Period. Thereafter, the Adviser is entitled to receive 12.5% of Core Earnings. Proportional calculation methodologies will be applied prior to the completion of the calendar quarter representing the fourth full calendar quarter completed since the date of the initial closing of the Offering. The performance fee may be paid, at the Adviser’s election, in cash or shares (in a class or multiple classes of its choosing).
Except as described below with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee and performance fee through October 6, 2025, the first nine months from escrow break in the Offering.
The Adviser has agreed to waive the management fee and the performance fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not be subject to the performance fee in perpetuity.
Expense Reimbursement
Under the Advisory Agreement, and subject to certain limitations, the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on the Company’s behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to the Company pursuant to the Advisory Agreement.
The Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company breaks escrow for the Offering.
As of September 30, 2025, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of approximately $4.1 million, consisting of organization costs of $2.2 million and offering costs of $1.9 million. Such costs became the Company’s liability upon the initial closing of the Offering on January 6, 2025 and when incurred and are payable to the Adviser as of September 30, 2025. The Company will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the initial closing of the Offering.
Additionally, the Adviser and its affiliates have paid certain general and administrative expenses and financing costs on the Company’s behalf. As of September 30, 2025, the Company owes the Adviser and its affiliates $1.5 million related to such costs.

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
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has deferred its right to receive such payment for the applicable month (or permanently waived).
As of September 30, 2025, the Company has $0.1 million of expenses reimbursable to the Advisor related to the Expense Support Agreement.
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
For the three and nine months ended September 30, 2025, the Company accrued $1.3 million and $6.7 million for selling commissions over time as distribution fees. For the nine months ended September 30, 2025, the Company has paid the Adviser $0.3 million related to such fees.
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
For the three and nine months ended September 30, 2025, the Company expensed $40 thousand and $0.1 million for the transfer agent fee. For the nine months ended September 30, 2025, the Company has paid the Adviser $0.1 million.
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
Acquisition from Goldman Sachs
In May 2025, the Company acquired an investment from an affiliate of the Adviser for $54.6 million. The acquisition price was equal to the fair value of the loan investments as provided by the Company’s independent valuation advisor, which was also the par value of the loan.
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
Goldman Sachs has agreed to hold the shares of non-voting common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) three years after the initial closing in the Offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that the Company repurchases a number of non-voting common stock in an amount equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after the Company first satisfies repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with the Company’s share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as Adviser, the Company will not effect any Goldman Sachs repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.
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
See Note 9 - Redeemable Common Stock for details of the shares and balance as of period end.
Repurchase of Sponsor’s Initial Capitalization Amount
In February 2025, the Company’s board of directors approved the repurchase of the 400 Class I shares purchased by Goldman Sachs in connection with the initial capitalization in a per share amount equal to the initial purchase price of $25.00. The shares were redeemed by the Company in February 2025.
12. SEGMENT REPORTING
The Company defines reportable segments based on the way in which the chief operating decision maker (“CODM”), currently the chief executive officer and chief financial officer, makes key operating decisions, evaluates financial results, manages the operations and allocates resources.
The Company has determined that there is one reportable segment based on how the CODM reviews and manages the business, which originates and acquires commercial mortgage loans and invests in real estate-related securities.

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
13. SUBSEQUENT EVENTS
None.

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
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial real estate loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments and real estate-related securities. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrower of the outstanding principal balance of our commercial real estate loan investments during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
We have elected the fair value option for our commercial real estate loan investments and investments in real estate-related securities. The fair market value of our commercial real estate loans can be impacted primarily by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest. In determining the fair value of a particular real estate-related security, we use pricing service providers, who may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price.
Outlook
During the third quarter of 2025, commercial real estate market fundamentals exhibited sustained improvement, resulting in increased transaction volume and lending activity. With liquidity persisting across real estate credit markets, we continue to observe spread compression and remain actively engaged in navigating the competitive landscape. Tariff volatility has moderated, and transaction volume has regained momentum. We anticipate that rate cuts will drive a further rise in transaction activity, particularly increasing the share of positions in the portfolio where we are financing acquisitions. Robust transaction momentum is expected to increase the demand for credit, thereby creating more opportunities for us to deploy capital at current valuations. While lower base rates could impact the yield from the underlying loans, the reduction in our financing costs, also floating rate, will serve as a buffer to any tightening. Therefore, we believe we are well positioned to continue performing across varying interest rate environments.
Since commencing investment activity, we have capitalized on the opportunity to generate attractive risk-adjusted yields with significant equity cushion from a senior lending position at a fresh mark on value for the real estate collateral. The current portfolio is comprised of senior loans across the multifamily, industrial, hospitality and self-storage sectors with stable underlying cash flows and/or transitional business plans requiring a moderate level of investment for lease-up, renovation or repositioning. The loans in the portfolio are all structured with protections to mitigate potential risks, such as extension tests for various performance hurdles, cash management provisions, and interest rate floors. We are actively monitoring our existing portfolio through robust asset management and sponsor alignment. While macroeconomic trends associated with changing policies may impact the commercial real estate sector, we believe the returns generated from these commercial real estate loans should perform independently from the broader public market.

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
Third Quarter 2025 Highlights
Capital Activity
•Declared monthly net distributions totaling $6.7 million.
•Raised $43.5 million of net proceeds from the sale of our common stock through our continuous private offering.
Investments
•Originated five floating rate senior commercial real estate loans collateralized by multifamily and hospitality properties in the United States with a loan commitment amount of $329.3 million and total outstanding principal amount of $323.6 million.
•Purchased $12.4 million in real estate-related securities.
Financing Activities
•Increased the maximum facility size on the existing Wells Fargo Bank master repurchase agreement to $500 million.
•Borrowed $218.4 million from our master repurchase agreements.
Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in January 2025. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread and had a weighted average interest rate of 7.06% as of September 30, 2025.

The following table presents information on our loan portfolio as of September 30, 2025 ($ in thousands):

	September 30, 2025	December 31, 2024
Number of investments	17	—
Principal balance outstanding	$888,527	$—
Fair value	$888,527	$—
Unfunded loan commitments(1)	$59,276	$—
Weighted-average interest rate(2)	7.06%	—%
Weighted-average maximum maturity (years)(3)	4.6	—
Weighted average loan to value (LTV)(4)	65%	—%
(1)Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)Represents the weighted average of interest rates that were in-place on each loan as of period end. Loans earn interest at one-month Term SOFR plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)Weighted average LTV ratio for our loan investments is determined based on the valuations of the collateral securing our commercial real estate loans at origination.

The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of September 30, 2025:

As of September 30, 2025, we had the following investments in commercial real estate loans ($ in thousands):

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	6.92%	$33,300	$33,300	$33,300	2030
Industrial	Various, Various	1/10/2025	7.32%	53,808	47,579	47,579	2030
Industrial	Riverside, CA	1/15/2025	7.12%	68,493	60,391	60,391	2030
Multifamily	Austin, TX	2/7/2025	6.92%	37,500	37,350	37,350	2030
Industrial	Las Vegas, NV	2/28/2025	7.02%	31,000	28,388	28,388	2030
Self-storage	Los Angeles, CA	4/25/2025	7.97%	55,079	47,883	47,883	2030
Multifamily	Charlotte, NC	4/25/2025	6.72%	51,000	50,500	50,500	2030
Multifamily	Denver, CO	4/28/2025	6.67%	72,700	72,200	72,200	2030
Industrial	Dallas, TX	4/28/2025	7.07%	37,300	29,718	29,718	2030
Industrial	Various, NJ	5/16/2025	7.13%	74,341	54,585	54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.77%	52,500	51,500	51,500	2030
Hospitality	Phoenix, AZ	5/30/2025	7.77%	51,500	51,500	51,500	2030
Multifamily	Tampa, FL	7/11/2025	6.77%	110,482	105,483	105,483	2030
Multifamily	Boston, MA	8/6/2025	6.67%	69,500	69,500	69,500	2030
Multifamily	Georgetown, TX	9/12/2025	7.12%	37,000	37,000	37,000	2030
Hospitality	Miami, FL	9/26/2025	7.27%	61,000	61,000	61,000	2030
Multifamily	Emeryville, CA	9/30/2025	7.42%	51,300	50,650	50,650	2030
Total			7.06%	$947,803	$888,527	$888,527
(1)Origination date represents the date the loan investment was initially originated or acquired by us.
(2)Loans earn interest at one-month SOFR plus a spread, based on the rates that were in-place for each loan as of period end.
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
Our loan portfolio had a weighted-average loan risk rating of 2 as of September 30, 2025.

Real Estate-Related Securities, at Fair Value
As of September 30, 2025, our real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”).
The following table presents information on our real estate-related securities as of September 30, 2025 ($ in thousands):

September 30, 2025
Number of positions	29
Principal balance	$12,311
Amortized cost	$12,113
Fair value	$12,151
Period-end weighted average yield	4.89%
Weighted average maturity date	July 2051
We did not hold real estate-related securities as of December 31, 2024.
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have three repurchase agreements that bear interest at one-month term SOFR plus a spread.
The below table presents our repurchase agreements as of September 30, 2025:

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	5.86%	January 2028	$750,000	$192,156
Wells Fargo Bank	5.69%	March 2028	500,000	292,474
Morgan Stanley	5.89%	June 2029	450,000	172,625
			$1,700,000	$657,255
(1)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements carry interest at one-month Term SOFR plus a spread.
(2)Maturity date represents the agreement’s initial maturity date and does not include any extension options.

Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
As of September 30, 2025, we were in compliance with the covenants of our repurchase agreements.

Results of Operations
We commenced operations in January 2025. Accordingly, our results of operations for the periods presented are not comparable. We expect revenues and expenses to increase during the year ending December 31, 2025 because we will have a year of operations in 2025 and expect to continue making additional investments.
For the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and the period from March 27, 2024 (date of initial capitalization) through September 30, 2024, our results of operations are shown in the table below ($ in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
	2025	2024	Change			Change
Net Interest Income
Commercial real estate loan interest income	$13,199	$—	$13,199	$23,699	$—	$23,699
Real estate related-securities interest income	195	—	195	195	—	195
Other interest income	1,105	—	1,105	2,428	—	2,428
Interest expense	(8,566)	—	(8,566)	(14,187)	—	(14,187)
Net interest income	5,933	—	5,933	12,135	—	12,135
Loan fee income	3,243	—	3,243	7,129	—	7,129
Net revenues	9,176	—	9,176	19,264	—	19,264

Expenses
Organization costs	—	—	—	2,194	—	2,194
Related party fees	40	—	40	98	—	98
General and administrative	1,278	1	1,277	3,514	1	3,513
Total expenses	1,318	1	1,317	5,806	1	5,805

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments	(129)	—	(129)	1,133	—	1,133
Realized and unrealized gain on real estate-related securities	39	—	39	39	—	39
Total other income (expense)	(90)	—	(90)	1,172	—	1,172

Net income (loss)	$7,768	$(1)	$7,769	$14,630	$(1)	$14,631

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$0.59	$(1.44)	$2.03	$1.44	$(1.75)	$3.19
Diluted	$0.59	$(1.44)	$2.03	$1.44	$(1.75)	$3.19
Weighted average number of shares of common stock
Basic	13,117,753	400	13,117,353	10,178,461	400	10,178,061
Diluted	13,117,753	400	13,117,353	10,178,461	400	10,178,061

Net interest income
Our net interest income increased as a result of the new loans and securities earning interest during the three and nine months ended September 30, 2025. This was partially offset by interest expense related to the repurchase agreements.
Loan fee income
Loan fee income totaled $3.2 million and $7.1 million for the three and nine months ended September 30, 2025 and consists of loan origination fees earned on loans that were originated during the periods.
Expenses
Our expenses for the three and nine months ended September 30, 2025 totaled $1.3 million and $5.8 million and primarily consist of organization costs and general and administrative expenses.
Our general and administrative expenses for the three and nine months ended September 30, 2025 primarily consist of accounting, auditing, legal and other professional fees.
Our related party fees for the three and nine months ended September 30, 2025 consist of transfer agent fees.
Other income (expense)
For the three and nine months ended September 30, 2025, we recorded approximately $(0.1) million and $1.1 million of unrealized gain (loss) on commercial real estate loan investments related to the acquired Warehoused Investments. For the three and nine months ended September 30, 2025, we recorded $39.0 thousand of realized and unrealized gain (loss) on securities primarily related to the unrealized gain for the real estate-related securities fair value adjustment.
Net income attributable to common stockholders
For the three months ended September 30, 2025, our net income attributable to common stockholders was $7.8 million, or $0.59 basic and diluted net income per weighted-average share available to common stockholders. Net income for the three months ended September 30, 2025 primarily reflected net revenues of $9.2 million (consisting of net interest income of $5.9 million and loan fee income of $3.2 million) and expenses of $1.3 million (primarily general and administrative expenses).
For the nine months ended September 30, 2025, our net income attributable to common stockholders was $14.6 million, or $1.44 basic and diluted net income per weighted-average share available to common stockholders. Net income for the nine months ended September 30, 2025 reflected net revenues of $19.3 million (consisting of net interest income of $12.1 million and loan fee income of $7.1 million), expenses of $5.8 million (primarily organization and general and administrative expenses) and other income of $1.2 million (primarily consisting of unrealized gain on commercial real estate loan investments).
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
Our Adviser has agreed to several support measures. Our Adviser has agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we broke escrow for the private offering, January 6, 2025. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we break escrow for the private offering. As of September 30, 2025, the Adviser has incurred organization and offering expenses on our behalf of approximately $4.1 million. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser has agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we break escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Advisor may elect to pay certain general and administrative expenses on our behalf (“Expense Support”). Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement.
We held cash and cash equivalents of $102.5 million and restricted cash of $13.8 million as of September 30, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30, 2025	For the Period from March 27, 2024 (date of initial capitalization) through September 30, 2024
Cash flows from operating activities	$17,110	$(1)
Cash flows from investing activities	(899,175)	—
Cash flows from financing activities	998,286	10
Net change in cash, cash equivalents and restricted cash	$116,221	$9
Our operating activities provided net cash of $17.1 million for the nine months ended September 30, 2025, primarily due to our net interest income, loan fee income and amounts advanced by our Adviser under our advisory agreement.
Our investing activities used net cash of $899.2 million for the nine months ended September 30, 2025, primarily due to originating and acquiring commercial real estate loan investments and real estate-related securities during the period.
Our financing activities provided net cash of $998.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we received net proceeds from the issuance of common stock in the Offering of $313.4 million, $25.0 million from the Goldman Sachs Investment and net proceeds from our repurchase agreements of $657.3 million. We also received net proceeds of $13.8 million from investor subscriptions in the Offering paid in advance.

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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of September 30, 2025, we had $102.5 million of cash and cash equivalents. We also had $5.0 million of available borrowings under our repurchase agreements based on existing collateral and $46.2 million of additional capacity related to unfunded commitments from our commercial real estate loan investments.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, we had unfunded commitments of $59.3 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.6 years.
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
Revenue Recognition
Interest income from our commercial real estate loan investments is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis.
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
Recognition of premiums and discounts associated with commercial real estate loan investments that are acquired are deferred and recorded over the term of the investment as an adjustment to interest income. For commercial real estate loans we originate, we recognize the origination fee income and related costs for commercial loans immediately in loan fee income and general and administrative expenses, respectively.
Redeemable Common Stock
We classify common stock held by Goldman Sachs as redeemable common stock because the Goldman Sachs Investment is held by an entity that is considered an affiliate and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) or similar governing committee to approve or reject the redemption of the Goldman Sachs interest.
We report redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until we have retained earnings.
See Note 2 - Significant Accounting Policies in the consolidated financial statements and notes thereto, appearing elsewhere in this Report on Form 10-Q for additional information concerning our significant accounting policies.
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
Our NAV per share is calculated by an affiliate of CBRE, Inc. (“CBRE”), a third-party firm that provides us with certain administrative and accounting services, as of the last calendar day of each month and is available generally within 15 calendar days after the end of each applicable month. The Adviser is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV.
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

The following table presents the components of our NAV as of September 30, 2025 ($ in thousands, except share data):

Components of NAV	September 30, 2025
Commercial real estate loan investments, at fair value	$888,527
Real estate-related securities, at fair value	12,151
Cash and cash equivalents	102,456
Restricted cash	13,773
Other assets	5,493
Repurchase agreements, at fair value	(657,255)
Subscriptions received in advance	(13,773)
Distributions payable	(2,221)
Other liabilities	(3,184)
Due to affiliate(1)	(1,621)
Net asset value	$344,346
Number of outstanding shares(2)	13,734,292
(1)Excludes (i) amounts advanced by the Adviser of $2.2 million for organization costs and $1.9 million for offering costs, and (ii) accrued distribution fees not currently payable to the Dealer Manager of $6.3 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.1 million.
(2)Includes 1,000,000 shares of non-voting common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of September 30, 2025 ($ in thousands, except share and per share data):

	Class S	Class I	Non-voting Common Stock	Class F-I	Aggregate NAV
Net asset value	$86,197	$182,965	$25,059	$50,125	$344,346
Number of outstanding shares	3,440,401	7,293,891	1,000,000	2,000,000	13,734,292
NAV Per Share	$25.05	$25.08	$25.06	$25.06	$25.07
Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the September 30, 2025 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	6.54% - 7.84%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of September 30, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.

The changes listed below would result in the following effects on our investment values ($ in thousands):

	September 30, 2025
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(19,479)	(2.2)%
1.00% decrease	$—	—%
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

September 30, 2025
Stockholders' equity	$308,783
Adjustments:
Redeemable common stock - related party(1)	25,059
Organization and offering costs advanced by Adviser(2)	4,088
Expense Support provided by Adviser(3)	73
Accrued distribution fees not currently payable(4)	6,343
NAV	$344,346
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value per share as of our balance sheet date.
(2)The Adviser will advance all of our organization and offering costs, other than upfront selling commissions, placement fees and distributions fees, through January 6, 2026, the first anniversary of the date of Escrow Break. We expense organization costs as incurred in our consolidated statements of operations and recorded $1.9 million of our offering costs as a reduction of additional paid-in capital in our consolidated balance sheets as of September 30, 2025. We will reimburse the Adviser for all of our organization and offering costs advanced ratably over the 60 months commencing January 6, 2026. For purposes of calculating our NAV, organization costs and offering costs paid by the Adviser will not be recognized as an expense or a reduction to NAV until we reimburse the Adviser for these costs.
(3)Pursuant to the Expense Support and Reimbursement Agreement, the Adviser may elect to pay certain of our general and administrative expenses on our behalf. These costs include certain general and administrative expenses that are in our U.S. GAAP consolidated financial statements, but will not be recognized as an expense or a reduction of NAV until we reimburse the Adviser for these costs.
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of September 30, 2025, we have accrued distributions fees totaling $6.4 million, of which $60 thousand is currently payable to the Placement Agent. Distribution fees will not be recognized as an expense or a reduction to NAV until we pay these costs.

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

The table below presents the net distribution per share for each of our common share classes for the nine months ended September 30, 2025:

	Class T	Class S	Class D	Class I	Non-voting Common Stock	Class F-I	Class F-II
January 31, 2025	$—	$0.1920	$—	$0.2100	$0.2100	$—	$—
February 28, 2025	—	0.1497	—	0.1660	0.1660	—	—
March 31, 2025	—	0.1219	—	0.1400	0.1400	0.1400	—
April 30, 2025	—	0.1925	—	0.2100	0.2100	0.2100	—
May 31, 2025	—	0.1719	—	0.1900	0.1900	0.1900	—
June 30, 2025	—	0.1485	—	0.1660	0.1660	0.1660	—
July 31, 2025	—	0.1619	—	0.1800	0.1800	0.1800	—
August 31, 2025	—	0.1619	—	0.1800	0.1800	0.1800	—
September 30, 2025	—	0.1485	—	0.1660	0.1660	0.1660	—
Total	$—	$1.4488	$—	$1.6080	$1.6080	$1.2320	$—
The following table presents our distributions paid during the nine months ended September 30, 2025:

	Nine Months Ended
	September 30, 2025
	Amount	Percentage
Distributions
Paid in cash	$8,550	62%
Reinvested in shares	5,263	38%
Total distributions	$13,813	100%
Source of distributions
Cash flow from operating activities(1)	$13,813	100%
Total sources of distribution	$13,813	100%

Net cash provided by operating activities	$17,110
(1)Cash flow from operating activities is supported by expense support payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 11 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a small reporting company.
ITEM 4. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
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
The sale of the shares in the Offering are made pursuant to subscription agreements we entered into and the purchasers thereof. We relied, in part, upon representations from the purchasers in the subscription agreements that each purchaser was an accredited investor (as defined in Regulation D under the Securities Act).
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended September 30, 2025, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
In July 2025, we issued approximately 9,187 Class S shares at a price per share of $25.06 for a total value of $0.2 million, and approximately 22,960 Class I shares at a price per share of $25.08 for a total value of $0.6 million.
In August 2025, we issued approximately 10,788 Class S shares at a price per share of $25.03 for a total value of $0.3 million, and approximately 26,515 Class I shares at a price per share of $25.05 for a total value of $0.7 million.
In September 2025, we issued approximately 11,531 Class S shares at a price per share of $25.03 for a total value of $0.3 million, and approximately 28,238 Class I shares at a price per share of $25.05 for a total value of $0.7 million.
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
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2025	—	$—	—	—
August 2025	—	$—	—	—
September 2025	1,220	$25.06	1,220	—
	1,220	$25.06	1,220	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1
Fifth Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, effective as of August 12, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2	Amended Valuation Guidelines (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)
99.3	Amended and Restated Corporate Governance Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (v) Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

November 13, 2025	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

November 13, 2025	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)