Form 10-K
period 2025-12-31
Goldman Sachs Real Estate Finance Trust Inc
filed 2026-02-25
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
As of February 24, 2026, the registrant had the following shares of common stock outstanding: 13,780,436 shares of Series T, Series S, Series D and Series I, 2,000,000 shares of Class F-I, 998,403 shares of Class F-II and 1,000,000 shares of Series NV-1 and Series NV-2.
*The registrant views its different series of common stock as being part of the same single class of common stock; i.e. the Series T, Series S, Series D and Series I are part of the same undesignated class of voting common stock and the Series NV-1 and Series NV-2 are part of the same undesignated class of non-voting common stock. However, in order to mirror common industry terminology, the registrant refers to its separate series of common stock as “classes.”
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
Some of the more significant risks relating to our business, our capital raise and investment in our common shares include:
•We commenced principal operations on January 6, 2025, and have limited operations; there is no assurance that we will achieve our investment objectives.
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
•Our private placement offering, pursuant to which we are raising capital, is being conducted on a “best efforts” basis. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
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

PART I.
ITEM 1. BUSINESS
The Company
Goldman Sachs Real Estate Finance Trust Inc, a Maryland corporation, was formed on March 8, 2024, to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). References herein to “we,” “us,” “our,” “GS REFT,” the “REIT,” “our Company” and the “Company” refer to Goldman Sachs Real Estate Finance Trust Inc, together with its consolidated subsidiaries, unless the context requires otherwise. Our investment objective is to generate current income and attractive risk-adjusted returns by originating senior secured, floating-rate loans, and, to a lesser extent, B Notes and mezzanine loans (collectively, “junior loans”), collateralized by real property or ownership interests in real property (collectively, “Credit Investments”). We are externally managed by Goldman Sachs Asset Management, L.P. (the “Adviser”) following the assignment, effective December 1, 2025, by Goldman Sachs & Co. LLC of all of its rights, duties and obligations under the advisory agreement to the Adviser in connection with an internal business reorganization within Goldman Sachs Asset Management. Both our current and prior adviser are affiliates of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”), a leading global financial institution that delivers a broad range of financial services to a large and diversified client base, and is one of the world’s largest private real estate credit origination platforms. See “Our Adviser, Our Sponsor” below for additional information regarding the experience of Goldman Sachs.
We are conducting a continuous private offering initially of up to $1 billion in shares of our common stock in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. We engaged Goldman Sachs & Co. LLC as the placement agent for the private offering (in its capacity as our placement agent, the “Placement Agent”). On January 6, 2025, the Company closed the first sales in the private offering and as of February 24, 2026, had received gross proceeds of $430.6 million from the sale of our common shares through our private offering, which includes $10.7 million attributable to our distribution reinvestment plan. In addition, in connection with the Goldman Sachs Investment as described below under “Sponsor Commitment,” the Company received $25 million.
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. Our principal executive offices are located at 200 West Street New York, New York 10282, and the telephone number of our principal executive offices is (212) 902-0300.
As of January 31, 2026, we have originated or acquired twenty-seven Credit Investments. As of December 31, 2024, we had not originated or acquired any Credit Investments.
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
Goldman Sachs Asset Management Real Estate is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of our investments in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Securitized Team within Goldman Sachs Asset Management

Fixed Income is responsible for managing our portfolio of real estate-related securities that are invested in more liquid instruments to preserve flexibility to meet redemption requests over time.
All of the Adviser’s real estate investment activities are overseen by the Goldman Sachs Asset Management Real Estate Investment Committee (the “Investment Committee”). The Investment Committee is responsible for reviewing individual investment opportunities, overseeing the monitoring and harvesting of investments, serving as a sounding board for team members and making decisions with respect to certain other material decisions on our behalf. The investment professionals (excluding legal, compliance, tax, accounting, or credit risk representatives) who serve on the Investment Committee collectively have an average tenure of 20 years at Goldman Sachs and we expect to benefit from their extensive and varied relevant experiences. These individuals may also serve on other investment committees at Goldman Sachs.
Sponsor Commitment
Goldman Sachs has agreed to purchase from us an aggregate amount of $100 million in our Class NV-1 common stock in increments of $25 million, at a price per share equal to the most recently determined NAV for our Class NV-1 common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The initial purchase was made on the date of the initial closing in our private offering and subsequent purchases will be made upon the first date our NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) three years after the initial closing in our private offering (January 6, 2028). Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that we repurchase (each, a “GS Repurchase”) a number of Class NV-1 common stock in an amount equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as adviser to us, we will not effect any GS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.
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
Warehoused Investments
Goldman Sachs agreed to source up to $250 million in Credit Investments on a revolving basis for up to one year after we broke escrow in the offering, subject to extension in the sole discretion of Goldman Sachs. We refer to these investments as “Warehoused Investments.” Warehoused Investments and the terms of conveyance for each Warehoused Investment were subject to approval by our affiliate transaction committee as required by our corporate governance guidelines and for purposes of satisfying the requirements of Section 206(3) of the U.S. Investment Advisors Act of 1940, as amended. Unless our affiliate transaction committee approves otherwise, we expected to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance.
In January 2025, following the approval of our affiliate transaction committee, we acquired three Warehoused Investments from Goldman Sachs, each for a conveyance amount based on cost as set forth in (ii) above with an aggregate transfer price of $137.4 million.
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
After we have raised substantial proceeds in our private offering and acquired a diversified portfolio or investments, our target REIT-level leverage ratio will be approximately 60-80%. Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt) by (ii) the gross asset value of our investments (measured using the greater of fair market value and cost). For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third-party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money. As of December 31, 2025, our leverage ratio was 70%.We have no limits on the amount of debt we may incur.
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
Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio in the range of 60-80% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed the range of 60-80% of our gross assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

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
Risks Related to Our Organizational Structure
We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives. As of January 31, 2026, we have acquired or originated twenty-seven Credit Investments. We cannot assure stockholders that the past experiences of the Adviser or its affiliates will be sufficient to allow us to achieve our investment objectives. As a result, an investment in our common stock may entail more risk than an investment in a REIT with a substantial operating history.
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
We may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real estate debt investments or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases pursuant to our share repurchase plan (based on the price at which the shares are repurchased) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month). Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such an action to be in our best interest. Class F-II shares are not eligible to participate in our share repurchase plan until the later of (i) two years from the initial closing in our private offering and (ii) one year from the date of the share issuance. If the full amount of all shares of our common stock requested to be repurchased in any given quarter are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation.
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
Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the tariff and trade policy changes, trade disputes between the U.S. and foreign trading partners, inflationary pressures, elevated interest rates, ongoing conflicts in the middle east (including between Israel and Hamas) and between Russia and Ukraine, and other geopolitical events generally), may be prolonged and severe and could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, could be materially adversely affected.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying, originating and/or purchasing suitable real estate debt and other investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, during the ramp-up period and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees. Such money market accounts or bank accounts may be managed by or otherwise affiliated with Goldman Sachs. See “—We may enter into hedging transactions with Goldman Sachs and may invest in money market funds managed by Goldman Sachs.”
In the event we are unable to find suitable investments such cash may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
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
For a period of time, which time period may be significant, we expect a portion of our distributions may be funded indirectly through the payment of certain general and administrative expenses by the Adviser on our behalf that are subject to later reimbursement by us. Any such distributions funded indirectly through expense reimbursements are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or its affiliates continues to advance such expenses. Our future reimbursement of amounts advanced by the Adviser and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. The Adviser and its affiliates have no obligation to advance expenses.
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
We pay distribution fees (i) with respect to our outstanding Class T shares and Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares and Class S shares, respectively, and (ii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. The distribution fees are paid monthly in arrears to the Placement Agent, which reallows (pays) all or a portion of the distribution fees to participating broker-dealers.
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
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and placement fees. The NAV per share, if calculated as of the date on which a stockholder makes a subscription request or repurchase request, may be significantly different than the transaction price stockholders pay or the repurchase price they receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that stockholders acquire or repurchase our shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share.
Valuations of our investments reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders’ investment.
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
Our charter authorizes us to issue up to 2,220,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of voting common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 110,000,000 shares are classified as non-voting common stock, of which 10,000,000 are designated as a series of non-voting common stock named Series NV-1 and 100,000,000 are designated as a series of non-voting common stock named Series NV-2, which collectively are one undesignated class of non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share.
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
Even once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
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

Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that we maintain may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.
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
Our operations, along with those of Goldman Sachs and the Adviser, rely on the secure processing, storage and transmission of confidential and other information in Goldman Sachs’ computer systems and networks. Goldman Sachs is regularly the target of attempted cyber-attacks, including denial-of-service attacks, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption. In addition, due to Goldman Sachs’ interconnection with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, Goldman Sachs could be adversely impacted if any of them is subject to a successful cyber-attack or other information security event that could indirectly adversely impact us. Although Goldman Sachs takes protective measures and endeavors to modify its computer systems, software and networks as circumstances warrant, they may be vulnerable to theft, unauthorized access or monitoring, misuse, loss, destruction or corruption of financial assets and confidential and highly restricted data, computer viruses or other malicious code and other events that could have a security impact and render the Adviser unable to transact business on our behalf. If one or more of such events occur, this potentially could jeopardize the Adviser’s and our confidential and other information, to the extent such information is processed and stored in, and transmitted through, Goldman Sachs’ computer systems and networks. Such events could also cause interruptions or malfunctions in the Adviser’s and our operations as well as the operations of our investments, beneficial owners, clients and counterparties and the operations of third parties, such as service providers, which could impact their ability to transact with us or the Adviser. Such events could result in significant losses to us or the issuers in which we invest and reputational damage to us, Goldman Sachs and the Adviser. The increased use of mobile and cloud technologies can heighten these and other operational risks. The rapid evolution and increased adoption of artificial intelligence technologies, by us, our Adviser or third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain and mitigate. Goldman Sachs is expected to expend resources on an ongoing basis to modify its protective measures and to investigate and remediate vulnerabilities or other exposures. The cost of such ongoing cybersecurity prevention efforts, including maintaining insurance coverage, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants, may be significant. Nevertheless, we (along with the Adviser) may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance. In the event of a cyber-attack, the cost of engaging in remediation efforts, addressing reputation harm and the loss of competitive advantage may be significant.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. We and our Adviser may be exposed to the risks of AI to the extent we incorporate AI into our business as well as if third-party service providers or any counterparties, whether or not known to us, use AI in their business activities. We and our Adviser may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Adviser’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Adviser. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Adviser. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.
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
Regional tensions, conflicts, hostilities, terrorist attacks or threats of terrorist attacks and political unrest may create an unstable geopolitical climate that could have a material effect on general economic conditions, market conditions and market liquidity. We could also be adversely affected by social instability, changes in government administrations and policies, or economic, political, legal, or regulatory developments that are not within our control. Market uncertainty and volatility have been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition, the foregoing list of factors could impact imports from, or exports to, a given region with adverse impact on the economy as a whole, any industry, and/or the operations of any particular investment. Any serious dispute between the United States and another nation may escalate the tension in the region with negative implications for economic fundamentals and overall consumer confidence, which in turn may result in adverse financial losses to us.
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
We seek to invest primarily in debt instruments relating to commercial real estate assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified as a result of the current U.S. trade policy, including tariffs imposed on imports from major trading partners such as China, Canada, Mexico and the European Union, ongoing trade negotiations and associated market volatility, the conflicts between Israel and Hamas and between Russia and Ukraine, and the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries. Furthermore, changes in environmental laws or in the environmental condition of an asset may create liabilities that impact the value of collateral. In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
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
The lack of liquidity of our investments in commercial real estate debt and other investments may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Adviser has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
As of January 31, 2026, we have acquired or originated twenty-seven commercial real estate loan investments. Commercial real estate loan investments are secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.

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
Inflation in the United States has recently declined and is expected to remain at its current reduced level in the near-term. However, rising inflation in the future may materially and adversely affect our business. Inflation and rapid fluctuations in inflation rates have had in the past, may currently have, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Moreover, as inflation increases, the real value of our investments and distributions therefrom can decline. If we are unable to increase the revenue and profits of our investments at times of higher inflation, we may not be able to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors
Investment ratings that we may use are relative and subjective.
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
Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.
Our portfolio includes transitional loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in a transitional loan often has identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it would adversely affect our results of operations and financial condition
The B Notes that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
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
Our board of directors, with the approval of a majority of our independent directors, may change our corporate governance guidelines at any time without the consent of our stockholders. Our corporate governance guidelines require a majority of our board seats to be for independent directors and require a standing affiliate transaction committee comprised of our independent directors. The affiliate transaction committee will be responsible for reviewing and approving the terms of all transactions between us and Goldman Sachs or its affiliates (including the Adviser) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all originations, acquisitions and dispositions. Generally, under our corporate governance guidelines, we will be able to enter into transactions with Goldman Sachs, the Adviser, our directors, and their respective affiliates only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us. Under our corporate governance guidelines, the affiliate transaction committee is responsible for reviewing the Adviser’s performance and the fees and expenses paid by us to the Adviser and any of its affiliates. Our corporate governance guidelines also contain provisions limiting certain types of fees and expenses and investment types. Our corporate governance guidelines also require us to provide an annual report to our stockholders with audited financial statements and disclosure about transactions with affiliates. If our board of directors were to amend our corporate governance guidelines, our Company may be at greater risk of harm from conflicts of interests with our Adviser and its affiliates, we may have fewer limits on investments and stockholders may receive less information from us.
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
In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser and/or third-party advisors at the time an investment decision is made may be limited, and the Adviser and/or third-party advisors may not have access to detailed information regarding the investment, and the time afforded the Adviser to perform diligence may likewise be limited. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Further, some matters covered by our Adviser’s diligence, such as ESG, are continuously evolving and our Adviser may not accurately or fully anticipate such evolution. For instance, Goldman Sachs’ ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk-management procedures described in this Report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The regulatory landscape for ESG disclosures continues to evolve rapidly. In the United States, while the SEC's 2024 climate-related disclosure rules have been suspended indefinitely, the SEC's existing disclosure framework continues to apply to material climate-related risks. Several states, including California and New York, have enacted climate disclosure requirements, while other states have enacted legislation restricting consideration of ESG factors, creating a fragmented regulatory environment. Internationally, the European Union and other jurisdictions have adopted or are considering sustainability disclosure frameworks, including standards issued by the International Sustainability Standards Board (ISSB). There is a risk that a significant reorientation in the market following the implementation of any ESG measures could be adverse to our investments if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). Compliance with new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Currently, there is no globally accepted framework or definition (legal, regulatory or otherwise) nor market consensus as to what constitutes an “ESG,” “sustainable,” “impact,” “climate” or an equivalently labelled product, or regarding what precise attributes are required for a particular investment, product or asset to be defined as such. Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment (the “EU Taxonomy Regulation”) provides a common taxonomy for identifying economic activities as environmentally sustainable within the European Economic Area. The EU Taxonomy Regulation now covers six environmental objectives: (1) climate change mitigation, (2) climate change adaptation, (3) sustainable use and protection of water and marine resources, (4) transition to a circular economy, (5) pollution prevention and control, and (6) protection and restoration of biodiversity and ecosystems. In 2025 and 2026, the European Commission adopted amendments to simplify the application of the EU Taxonomy, including streamlined reporting templates and revised technical screening criteria. However, the EU Taxonomy Regulation is not currently expected to be used universally, outside of the European Economic Area.
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
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or “GHG”, emissions due to concerns over contributions to climate change. Such restrictions and requirements could increase operational costs or require additional technology and capital investment which could adversely affect existing and prospective investments. For example, the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Moreover, certain local, state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use or GHG emissions could result in increased operating costs across a number of sectors and adversely affect credit markets. Further, new and emerging regulatory initiatives in various markets in the U.S. and throughout the rest of the world related to climate change and ESG could adversely affect our business or our investments. In addition, compliance with any applicable “green” building codes, may result in increased operating and other costs related to the properties underlying our investments that may negatively impact our business and the availability of suitable investments in the future.
Additionally, actual or perceived ESG matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Any increases in governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
CLOs may include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require pay down of the most senior debt in such CLO resulting in an increase in the cost of funds to us.
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
Our mortgage-backed securities (“MBS”) investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in an MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in an MBS trust until the servicer’s claim is satisfied.
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
We have invested in commercial real estate loan investments and expect to continue, from time to time, to invest in additional commercial real estate loan investments, including junior loans, which are secured, directly or indirectly, by multifamily, industrial, student housing, seniors housing, hospitality, retail, or other major real estate sectors and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to investments in direct real estate.
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
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The federal banking regulators have undertaken significant initiatives to tailor prudential requirements, including modifications to enhanced capital standards for the largest banking organizations, withdrawal of certain supervisory guidance, and proposals to raise asset thresholds for application of heightened regulatory standards. These changes, along with potential further modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and other post-financial crisis regulations, may affect the availability of credit and the competitive landscape for real estate debt investments.
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
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, we may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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
We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
We finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. As of January 31, 2026, we had entered into three repurchase facilities with a maximum facility size of $2.0 billion and approximately $1.0 billion outstanding and a leverage ratio of 70%. In addition, as of January 31, 2026, we had $5.6 million of available borrowings based on existing outstanding balances on our repurchase facility and $91.5 million of additional capacity related to unfunded commitments from our Credit Investments. Such repurchase and credit facilities have been entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other GS Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We have and expect to continue to provide guaranties to the lenders under which we guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. Other GS Accounts are expected to receive the benefit of such guarantees, although as such funds, vehicles or accounts are not expected to agree to participate in guarantee arrangements in negotiating to participate in a transaction, such funds, vehicles or accounts are not expected to bear a commensurate percentage of potential liability under such guarantees. The repurchase and credit facilities include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility are cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to the Adviser.
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
Moreover, although Goldman Sachs views its resources and size as a strength, certain decisions are not centralized and may be decided by only select partners within Goldman Sachs, and the Investment Committee is composed of more members than the typical investment committee of other real estate sponsors that compete with us. A smaller organization may be capable of operating with greater speed and/or flexibility as compared to the Goldman Sachs, and therefore may have a competitive advantage in such respect.
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
Goldman Sachs and Other GS Accounts have invested and may in the future invest in real estate debt investments and real estate-related investments in the markets or of the type in which we are seeking to invest. Such investments may directly or indirectly compete with us. Such competition could take many forms, including competition for investment opportunities (subject to, with respect to us, the allocation policies described herein), competition for equity and debt capital, and competition for buyers of assets at the time of disposition. For example, we may provide financing to an office building project for which tenants or buyers are sought, but, at the same time, Goldman Sachs and/or Other GS Accounts might jointly own or provide financing to a similar office building in the same metropolitan area for which tenants or buyers are sought. In such a case, the venture to which we have provided financing would be in direct competition with the Other GS Account investment for potential tenants or buyers. In addition, Other GS Accounts may make investments with the same partners as we do but on different economic terms, and, as a result, the partners may have incentive to favor the Other GS Account over us. In addition, the Adviser may simultaneously manage Other GS RE Accounts for which the Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in Other GS RE Accounts, and such investments may constitute all or substantial percentages of such Other GS RE Accounts’ outstanding equity interests. Therefore, the Adviser may have an incentive to favor such Other GS RE Accounts over us. There can be no assurance that conflicts arising from such competition will be resolved in our favor and such competition could have an adverse effect on us.
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
Goldman Sachs also represents potential buyers’ businesses, and Goldman Sachs’ compensation in connection with these representations may be substantial. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us. In addition, Goldman Sachs may accept buyer advisory assignments in respect of a portfolio company/property in which we have invested. We may be precluded from selling our investment during such an assignment.
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
Notwithstanding the foregoing, the selection of service providers will be conducted in accordance with the Adviser’s fiduciary duties to us. The service providers selected by the Adviser might charge different rates to different recipients based on the specific services and/or the complexity of the services provided, the personnel providing the services, or other factors. As a result, the rates paid with respect to these service providers by us and the issuers in which we invest, on the one hand, may be more or less favorable than the rates paid by Goldman Sachs, on the other hand. In addition, the rates paid by us or the issuers in which we invest, on the one hand, may be more or less favorable than the rates paid by other parts of Goldman Sachs or clients managed by other parts of Goldman Sachs or their portfolio companies, on the other hand.
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
Further, Goldman Sachs businesses outside of AWM, including Global Banking & Markets (“GBM”), originate and underwrite various types of senior debt instruments secured by commercial real estate.
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
“Covered Senior Opportunities” are investment opportunities in senior loans or debt instruments secured by commercial real estate that have all of the following characteristics: (i) a loan size of less than $100 million, (ii) a first lien security interest, (iii) a loan-to-value (LTV) ratio of 60-70%, measured at the time of investment by Goldman Sachs, (iv) a maturity date of between three to five years, (v) floating rate interest terms, and (vi) the loan or debt instrument is secured by a core/core-plus “transitional” commercial real estate asset (i.e., where the asset is stabilized, but has a transitional business plan and is in need of a moderate level of additional investment for lease up, renovation, or repositioning), as determined by Goldman Sachs in its discretion at the time of investment.

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
In light of the extensive scope of Goldman Sachs’ activities, we (along with Goldman Sachs, the Adviser, and/or their respective affiliates and/or the issuers in which we invest (collectively, the “Data Parties”)) often possess data and information that they may utilize for various purposes and which they would not otherwise possess in the ordinary course of their businesses. For example, information relating to business operations, trends, budgets, customers or users, assets, funding and other metrics that the Data Parties possess or acquire through their management of client accounts and/or their own businesses and investment activities may be used by Goldman Sachs to identify and/or evaluate potential investments for the Company and to facilitate the management of investments, including through operational improvements. Conversely, Goldman Sachs may use data and information that it has or acquires in connection with our activities for the benefit of its own businesses and investment activities as well as those of Other GS Accounts and their portfolio companies and other investments. From time to time, Goldman Sachs may commission third-party research, at our expense, in connection with the diligence of an investment opportunity or in connection with its management of an investment, and such research is expected to subsequently be available to Other GS Accounts, their portfolio companies and other investments (and such persons will generally not be required to compensate us for the benefit they receive from such research). Such benefits could be material and Goldman Sachs will have no duty, contractual, fiduciary or otherwise, not to use such information in connection with the business and investment activities of itself, the Other GS Accounts and/or their portfolio companies and other investments.
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
One or more stockholders with significant shares of our common stock may comprise a significant portion and, as a result, may control or have significant influence over any vote or decision of the stockholders of the Company. Such stockholders may act or vote entirely in their own interests, which may not align with our best interest as a whole or with the best interests of the other stockholders. As of the date of this Report, we had an individual stockholder holding 17.9% of our voting shares.
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
In addition to Warehoused Investments, we may acquire other real estate debt investments from one or more affiliates of Goldman Sachs, the parent company of our Adviser, which were previously acquired by Goldman Sachs or its affiliates. These acquisitions are distinct from Warehoused Investments because they were not sourced by Goldman Sachs specifically for our acquisition. In particular, we have entered into and may in the future enter into transactions with GBM to acquire one or more investments from GBM (any such transactions, the “GBM Transactions”).
In accordance with our corporate governance guidelines, any such transactions with Goldman Sachs or its affiliates would need to be first approved (including for purposes of satisfying the requirements of Section 206(3) of the U.S. Investment Advisers Act of 1940, as amended) by a majority of our directors, including a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in such transaction as being fair and reasonable to us and on terms no worse than those available from unaffiliated third parties.
Notwithstanding these safeguards, transactions with Goldman Sachs and its affiliates, including GBM Transactions, raise certain actual and potential conflicts of interest that increase the risk that we would acquire an asset that may not be in our best interest to acquire or that we would pay more for an asset than we otherwise would. In general, with respect to assets acquired from affiliates of Goldman Sachs, Goldman Sachs or its affiliates may be motivated to profit from the transactions or to remove assets from its balance sheet. With respect to GBM Transactions, GBM constitutes a business unit within Goldman Sachs that is separate from the Adviser, and as such, GBM will act in the best interest of GBM and its balance sheet. GBM will have no fiduciary or other obligation to, and will not, take into account the interests of the Adviser, us or our stockholders, In particular, GBM is incentivized to sell each applicable investment at the highest possible price and on the most favorable terms, and it may not be able to receive as high a price or as favorable terms if it were to sell such investments to a third party. Furthermore, GBM may be incentivized to enter into the GBM Transactions so that GBM can reduce its balance sheet exposure generally or with respect to the applicable investments. Adviser personnel could face pressure from GBM or others within Goldman Sachs to purchase investments for us from GBM that are not appropriate for us, or at a higher price or on less favorable terms than would be the case if we were purchasing such investments from a third party. As a result, our Adviser may be conflicted in the identification of which assets are selected to acquire from GBM and other affiliates of Goldman Sachs.
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
Dividends paid by C corporations to domestic stockholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. stockholders.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investments in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more TRSs for taxable years ending on or before December 31, 2025 (for taxable years beginning after December 31, 2025, that percentage limit is increased from 20% to 25%), and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs for taxable years ending on or before December 31, 2025. For taxable years beginning after December 31, 2025, that percentage limit is increased from 20% to 25%. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 25% limitation or avoid the application of the 100% excise tax, each as discussed above.
Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 25% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.
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
Under current law, our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense may be limited under the Code. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income” and, for taxable years beginning after December 31, 2024, any deductions for depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES
Holders
As of February 24, 2026, there were approximately 1,491 holders of record of our Series T, Series S, Series D and Series I common stock, and one holder of record of our Class F-I common stock, Class F-II common stock, and Series NV-1 and Series NV-2 common stock.
Market Information
We are conducting a continuous “best efforts” private offering initially of up to $1 billion in shares of our common stock in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class T, Class S, Class D, Class I, Class F-II and Class NV-2 shares are available for sale in the private offering. Our Class F-I shares were available in exchange of Class I shares for holders of Class I shares who purchased a minimum investment amount in the initial closing in the private offering. Our Class NV-1 common stock is only available for purchase by Goldman Sachs as part of the Sponsor Commitment (as defined below).
Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public market for our shares of common stock, and we do not expect one to develop in the future.
Our common stock for sale in the private offering has different upfront selling commissions and placement fees and different ongoing distribution fees. No underwriting compensation is paid with respect to shares not sold in the private offering. Ongoing distribution fees accrue on a class-specific basis and will normally result in different amounts of distributions with respect to certain share classes and may lower the NAV of a share class. For the year ended December 31, 2025, the costs of raising capital in the private offering represented 0.6% of the capital raised.
The following table details the upfront selling commissions and placement fees payable to the Placement Agent at the time the shares are acquired in the primary component of the private offering:

Share Class	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Placement Fee as a % of Transaction Price
Class T(1) Shares	Up to 3.0%	0.5%
Class S Shares	Up to 3.5%	None
Class D Shares	Up to 1.5%	None
Class I Shares	None	None
Class F-II Shares	None	None
Class NV-2 Shares	None	None
(1)Such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
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

Share Class	Distribution Fees as a % of NAV
Class T Shares	0.85%(1)
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	None
Class F-II Shares	None
Class NV-2 Shares	None
(1)Consists of a representative distribution fee and a dealer distribution fee.

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
The initial per share purchase price for shares of our common stock in our continuous private offering and the non-voting common stock purchased in connection with the Sponsor Commitment was $25.00 per share plus applicable upfront selling commissions and placement fees. Thereafter, the purchase price per share of each class outstanding as of the NAV determination date will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions and placement fees. For those classes that are not outstanding as of the monthly NAV determination, the transaction price will be based on our aggregate NAV per share. Notwithstanding the foregoing, until shares of Class NV-2 are outstanding as of the monthly NAV determination date, the transaction price for Class NV-2 shares will be equal to the transaction price for the Class I shares. We will separately calculate the NAV per share of each one of our share classes once we have shares of that class outstanding.

The following table presents our monthly NAV per share for each outstanding share class from January 31, 2025 (date of first NAV determination) through December 31, 2025(1):

	Class S	Class I	Class NV-1	Class F-I	Class F-II
January 31, 2025	$25.02	$25.03	$25.02	$—	$—
February 28, 2025	25.02	25.03	25.02	—	—
March 31, 2025	25.00	25.02	25.00	25.01	—
April 30, 2025	25.08	25.09	25.08	25.08	—
May 31, 2025	25.06	25.08	25.07	25.07	—
June 30, 2025	25.03	25.06	25.03	25.04	—
July 31, 2025	25.03	25.05	25.03	25.04	—
August 31, 2025	25.03	25.06	25.04	25.04	—
September 30, 2025	25.05	25.08	25.06	25.06	—
October 31, 2025	25.02	25.06	25.03	25.03	—
November 30, 2025	25.02	25.06	25.03	25.03	—
December 31, 2025	25.06	25.07	25.07	25.07	25.08
(1)As of December 31, 2025 no Class T, Class D or Class NV-2 shares were issued and outstanding.
Net Asset Value Calculation and Valuation Guidelines
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our independent valuation advisors in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. In addition, these guidelines are used to determine the fair value of any Warehoused Investment in connection with our acquisition of such investment from Goldman Sachs. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. We prepare our financial statements based on historical cost in accordance with GAAP and intend to elect the fair value option for our Credit Investments. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares of common stock, we have adopted a model, as explained below, that calculates the fair value of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV.
In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
Assets
Valuation of Credit Investments
The fair value of the Credit Investments will be determined by Chatham Financial Corp (“Chatham”). Newly originated or acquired Credit Investments will initially be valued at cost in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a Credit Investment is closed, Chatham will value each Credit Investment at fair value. Warehoused Investments are subject to our Valuation Guidelines as described herein. Warehoused Investments will be acquired/transferred from Goldman Sachs at an amount equal to (x) the lower of (i) fair value (determined by Chatham) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. Valuations of Credit Investments reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment. As applicable, Chatham may apply an alternative methodology to any non-performing Credit Investments and will notify the Adviser of any changes in approach taken.
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
Valuation of Collateral
An appraisal will be completed by an outside third-party appraisal firm prior to the closing of each transaction and will be utilized for the first year’s reporting period thereafter. Within one year of the closing of each transaction, Capright, LLC (“Capright”) will appraise the collateral, and provide appraisals no less than annually thereafter. Valuations of collateral reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others. The Adviser may choose to obtain an interim period appraisal if a significant event occurs that impacts the collateral.
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
Publicly Traded Real Estate-Related Assets
Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers or broker-

dealers. When reliable market quotations are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will value the assets based on the average of the quotations obtained. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The Adviser may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
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
Liabilities
We will generally include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Placement Agent, subscriptions received in advance, accounts payable, accrued operating expenses, asset-level and portfolio-level financing and company-level facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Other than asset-level and portfolio-level debt and company-level facilities, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to approximate fair value due to the liquid and short-term nature of the instruments. The Adviser’s valuation of asset-level liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed by our independent valuation adviser or appraised. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class.
Liabilities related to distribution fees, management fees and the performance fee will accrue to a specific class of shares and will only be included in the NAV calculation for that class as described below.

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
NAV and NAV Per Share Calculation
Our NAV per share is calculated by CBRE, Inc. (“CBRE”) as of the last calendar day of each month and is available generally within 15 calendar days after the end of each applicable month. Our board of directors, including a majority of our independent directors, may replace CBRE with another party, including our Adviser, if it is deemed appropriate to do so. The Adviser is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV.
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

Following the allocation of the changes in our Aggregate Fund NAV as described above, NAV for each class is adjusted for class-specific accruals for distributions, ongoing distribution fees, management fees and performance fees payable to the Adviser to determine the monthly NAV for each class. These accruals are made on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. We normally expect that the class-specific accruals will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on certain classes will be reduced relative to other classes as a result of class-specific distribution fees, management fee and performance fees that may be deducted from the gross distribution amount. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of the distribution fee, management fees and performance fee with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals may lower the NAV per share of a share class. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV will also be different for each class. We may from time to time issue stock dividends on a class-specific basis to adjust the NAV per share of such class. Because the purchase price of shares in the primary offering is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and placement fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and placement fees have no effect on the NAV of any class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table presents the components of our NAV as of December 31, 2025 ($ in thousands, except share data):

Components of NAV	December 31, 2025
Commercial real estate loan investments, at fair value	$1,287,006
Real estate-related securities, at fair value	23,095
Cash and cash equivalents	72,169
Restricted cash	14,054
Other assets	6,383
Repurchase agreements, at fair value	(961,107)
Subscriptions received in advance	(14,054)
Distributions payable	(2,853)
Other liabilities	(3,674)
Due to affiliate(1)	(2,227)
Net asset value	$418,792
Number of outstanding shares(2)	16,705,647
(1)Excludes (i) amounts advanced by the Adviser of $2.1 million for organization costs and $1.9 million for offering costs, and (ii) accrued distribution fees not currently payable to the Placement Agreement of $7.2 million.
(2)Includes 1,000,000 shares of non-voting common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table presents a breakdown of our aggregate NAV and NAV per share by class as of December 31, 2025 ($ in thousands, except share and per share data):

	Class S	Class I	Class NV-1	Class F-I	Class F-II	Aggregate NAV
Net asset value	$101,194	$217,344	$25,068	$50,145	$25,041	$418,792
Number of outstanding shares	4,037,480	8,669,765	1,000,000	2,000,000	998,403	16,705,647
NAV Per Share	$25.06	$25.07	$25.07	$25.07	$25.08	$25.07

As of December 31, 2025, no Class D, Class T or Class NV-2 shares have been issued.
Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the December 31, 2025 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	6.08% - 7.43%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of December 31, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.
The changes listed below would result in the following effects on our investment values ($ in thousands):

	December 31, 2025
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(27,727)	(2.15)%
1.00% decrease	$—	—%
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

December 31, 2025
Stockholders' equity	$382,539
Adjustments:
Redeemable common stock - related party(1)	25,068
Organization and offering costs advanced by Adviser(2)	3,944
Accrued distribution fees not currently payable(3)	7,241
NAV	$418,792
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value per share as of period end.
(2)The Adviser advanced all of our organization and offering costs, other than upfront selling commissions, placement fees and distributions fees, through January 6, 2026, the first anniversary of the date of Escrow Break. We expense organization costs as incurred in our consolidated statements of operations and recorded $1.9 million of our offering costs as a reduction of additional paid-in capital in our consolidated balance sheets as of December 31, 2025. We will reimburse the Adviser for all of our organization and offering costs advanced ratably over the 60 months commencing January 6, 2026. For purposes of calculating our NAV, organization costs and offering costs paid by the Adviser are not recognized as an expense or a reduction to NAV until we reimburse the Adviser for these costs.
(3)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of December 31, 2025, we have accrued distributions fees totaling $7.3 million, of which $0.1 million is currently payable to the Placement Agent. Distribution fees are not recognized as an expense or a reduction to NAV until these costs are currently payable.

Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis.
Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from our investments at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flows which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, rely on expense support from the Adviser, use proceeds from the issuance of securities (in our private offering or subsequent offerings, if any) or sell assets in order to distribute amounts sufficient to satisfy the requirement that we distribute at least 90% of our REIT taxable income in order to qualify as a REIT. We have not established any limit on the amount of proceeds from our private offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our investments, borrowings or offering proceeds (including from sales of our common stock to the Adviser), indirectly through expense support from the Adviser (which is subject to later repayment), and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in shares, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our investments, borrowings or proceeds of our private offering will result in us having less funds available to originate or acquire real estate debt investments or other real estate-related investments. As a result, the return stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute stockholders’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price stockholders paid for their shares.
The table below presents the net distribution per share for each of our outstanding classes of common stock as of December 31, 2025:

	Class T	Class S	Class D	Class I	Class NV-1	Class F-I	Class F-II
January 31, 2025(1)	$—	$0.1920	$—	$0.2100	$0.2100	$—	$—
February 28, 2025	—	0.1497	—	0.1660	0.1660	—	—
March 31, 2025	—	0.1219	—	0.1400	0.1400	0.1400	—
April 30, 2025(1)	—	0.1925	—	0.2100	0.2100	0.2100	—
May 31, 2025(1)	—	0.1719	—	0.1900	0.1900	0.1900	—
June 30, 2025	—	0.1485	—	0.1660	0.1660	0.1660	—
July 31, 2025(1)	—	0.1619	—	0.1800	0.1800	0.1800	—
August 31, 2025(1)	—	0.1619	—	0.1800	0.1800	0.1800	—
September 30, 2025	—	0.1485	—	0.1660	0.1660	0.1660	—
October 31, 2025	—	0.1479	—	0.1660	0.1660	0.2051	—
November 30, 2025	—	0.1486	—	0.1660	0.1660	0.2122	—
December 31, 2025	—	0.1479	—	0.1660	0.1660	0.2260	0.1991
Total	$—	$1.8932	$—	$2.1060	$2.1060	$1.8753	$0.1991
(1)Our distributions for the January 31, 2025, April 30, 2025, May 31, 2025, July 31, 2025 and August 31, 2025 record dates included both a regular and a special distribution. The special distribution was $0.0440 for the January 31, 2025 and April 30, 2025 record dates; $0.0240 for the May 31, 2025 record date; and $0.0140 for the July 31, 2025 and August 31, 2025 record dates.

The following table presents our distributions paid during the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$12,572	60%
Reinvested in shares	8,335	40%
Total distributions	$20,907	100%
Source of distributions
Cash flow from operating activities	$20,907	100%
Total sources of distribution	$20,907	100%

Net cash provided by operating activities	$25,677
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
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended December 31, 2025, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan. No upfront selling commissions are paid in connection with the sale of shares pursuant to the distribution reinvestment plan.
In October 2025, we issued approximately 11,349 Class S shares at a price per share of $25.03 for a total value of $0.3 million, and approximately 27,567 Class I shares at a price per share of $25.06 for a total value of $0.7 million.
In November 2025, we issued approximately 12,112 Class S shares at a price per share of $25.05 for a total value of $0.3 million, and approximately 29,282 Class I shares at a price per share of $25.08 for a total value of $0.7 million.
In December 2025, we issued approximately 12,713 Class S shares at a price per share of $25.02 for a total value of $0.3 million, and approximately 29,543 Class I shares at a price per share of $25.06 for a total value of $0.7 million.
Share Repurchases
Effective June 10, 2024, our board of directors adopted a share repurchase plan, which has been amended at various times thereafter, pursuant to which, beginning in the calendar quarter ended September 30, 2025, stockholders may request, on a quarterly basis that we repurchase all or any portion of their shares of our common stock subject to the limitations of the share repurchase plan. We may repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time.
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
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2025	—	$—	—	—%	—
November 2025	—	—	—	—%	—
December 2025	4,288	25.02	4,288	0.58%	—
	4,288	$25.02	4,288	0.58%	—
(1)All shares were repurchased through our share repurchase program.
(2)Represents aggregate NAV of total repurchases under the plan (based on the price at which the shares are repurchased) over aggregate NAV of all shares of our common stock outstanding as of the end of the month immediately preceding the end of the quarter.
(3)All repurchase requests under our share repurchase plan were satisfied. We funded our repurchases with cash available from operations, financing activities and capital raising activities.

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
We are externally managed by Goldman Sachs Asset Management, L.P. (the “Adviser”). The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser. Goldman Sachs & Co. LLC, an affiliate of our Adviser and our initial adviser until December 1, 2025, is a registered broker-dealer and acts as the Placement Agent for the private offering (in its capacity as our placement agent, the “Placement Agent”)..
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
We satisfied the minimum offering amount and broke escrow in our continuous private offering (the “Offering”) on January 6, 2025 (“Escrow Break”).
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

Outlook
During 2025, commercial real estate market fundamentals exhibited sustained improvement, resulting in increased transaction volume and lending activity. With liquidity persisting across real estate credit markets, we continue to observe spread compression and remain actively engaged in navigating the competitive landscape. Transaction volume has continued to regain momentum. We anticipate that rate cuts will drive a further rise in transaction activity, particularly increasing the share of positions in the portfolio where we are financing acquisitions. Robust transaction momentum is expected to increase the demand for credit, thereby creating more opportunities for us to deploy capital at current valuations. While lower base rates could impact the yield from the underlying loans, the reduction in our financing costs, also floating rate, will serve as a buffer to any tightening. Therefore, we believe we are well positioned to continue performing across varying interest rate environments.
Since commencing investment activity, we have capitalized on the opportunity to generate attractive risk-adjusted yields with significant equity cushion from a senior lending position at current valuations for the real estate collateral. The current portfolio is comprised of senior loans across the multifamily, industrial, hospitality and self-storage sectors with stable underlying cash flows and/or transitional business plans requiring a moderate level of investment for lease-up, renovation or repositioning. The loans in the portfolio are all structured with protections to mitigate potential risks, such as extension tests for various performance hurdles, cash management provisions, and interest rate floors. We are actively monitoring our existing portfolio through robust asset management and sponsor alignment. While macroeconomic trends associated with changing policies may impact the commercial real estate sector, we believe the returns generated from these commercial real estate loans should perform independently from the broader public market.
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
2025 Highlights
Capital Activity
•Raised $384.6 million of net proceeds from the sale of our common stock through our continuous private offering plus $25.0 million from the Goldman Sachs Investment.
•Declared monthly net distributions totaling $23.8 million.
Investments
•Originated and acquired twenty-five floating rate senior commercial real estate loans collateralized by multifamily, industrial, self storage and hospitality properties in the United States (“U.S.”) with a loan commitment amount of $1,370.2 million and total outstanding principal amount of $1,287.0 million.
•Purchased $24.5 million in real estate-related securities.
Financing Activities
•Entered into three master repurchase facilities with an aggregated maximum facility size of $2.0 billion.
•Borrowed $961.1 million from our master repurchase agreements.

Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in January 2025. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. The following table presents information on our loan portfolio as of December 31, 2025 ($ in thousands):

	December 31, 2025	December 31, 2024
Number of investments	25	—
Principal balance outstanding	$1,287,006	$—
Fair value	$1,287,006	$—
Unfunded loan commitments(1)	$83,174	$—
Weighted-average interest rate(2)	6.49%	—%
Weighted-average maximum maturity (years)(3)	4.6	—
Weighted average loan to value (LTV)(4)	66%	—%
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
(4)The weighted average LTV for our commercial real estate loan investments is based on the loan principal amount and the independent property appraisals.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of December 31, 2025:

As of December 31, 2025, we had the following investments in commercial real estate loans ($ in thousands):

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	6.48%	$33,300	$33,300	$33,300	2030
Industrial	Various	1/10/2025	6.38%	127,200	114,350	114,350	2031
Industrial	Riverside, CA	1/15/2025	6.68%	68,493	60,540	60,540	2030
Multifamily	Austin, TX	2/7/2025	6.48%	37,500	37,350	37,350	2030
Industrial	Las Vegas, NV	2/28/2025	6.58%	31,000	29,026	29,026	2030
Multifamily	Charlotte, NC	4/25/2025	6.28%	51,000	50,500	50,500	2030
Self Storage	Los Angeles, CA	4/25/2025	7.53%	55,079	49,115	49,115	2030
Multifamily	Denver, CO	4/28/2025	6.23%	72,700	72,200	72,200	2030
Industrial	Dallas, TX	4/28/2025	6.63%	37,300	30,243	30,243	2030
Industrial	Multi-city, NJ	5/16/2025	6.72%	74,341	54,585	54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.33%	52,500	51,500	51,500	2030
Hospitality	Phoenix, AZ	5/30/2025	7.33%	51,500	51,500	51,500	2030
Multifamily	Tampa, FL	7/11/2025	6.33%	110,482	105,482	105,482	2030
Multifamily	Boston, MA	8/6/2025	6.23%	69,500	69,500	69,500	2030
Multifamily	Georgetown, TX	8/28/2025	6.68%	37,000	37,000	37,000	2030
Hospitality	Miami, FL	9/26/2025	6.83%	61,000	61,000	61,000	2030
Multifamily	Emeryville, CA	9/30/2025	6.98%	51,300	50,650	50,650	2030
Multifamily	San Francisco, CA	10/21/2025	6.18%	29,125	29,125	29,125	2030
Industrial	Buda, TX	10/24/2025	6.93%	40,600	28,940	28,940	2030
Multifamily	Austin, TX	11/4/2025	6.23%	48,600	47,200	47,200	2030
Multifamily	Houston, TX	11/21/2025	6.08%	43,900	40,000	40,000	2030
Multifamily	Houston, TX	12/2/2025	6.08%	38,560	37,500	37,500	2031
Multifamily	Dallas, TX	12/12/2025	6.23%	44,600	44,600	44,600	2031
Multifamily	Houston, TX	12/15/2025	6.08%	48,600	47,300	47,300	2031
Multifamily	Charlotte, NC	12/19/2025	6.18%	55,000	54,500	54,500	2031
Total			6.49%	$1,370,180	$1,287,006	$1,287,006
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

Our loan portfolio had a weighted-average loan risk rating of 2 as of December 31, 2025.
Real Estate-Related Securities, at Fair Value
As of December 31, 2025, our real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”).
The following table presents information on our real estate-related securities as of December 31, 2025 ($ in thousands):

December 31, 2025
Number of positions	53
Face amount	$23,100
Amortized cost	$23,021
Fair value	$23,095
Period-end weighted average yield	4.97%
Weighted average maturity date	June 2052
We did not hold real estate-related securities as of December 31, 2024.
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have three repurchase agreements that bear interest at one-month term SOFR plus a spread.
The below table presents our repurchase agreements as of December 31, 2025:

Description	Maturity Date(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	January 2028	5.41%	$750,000	$192,156
Wells Fargo Bank	March 2028	5.25%	500,000	395,054
Morgan Stanley	June 2029	5.35%	750,000	373,897
Total			$2,000,000	$961,107

(1)Maturity date represents the agreement’s initial maturity date and does not include any extension options.
(2)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements bear interest at one-month Term SOFR plus a spread.

Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
As of December 31, 2025, we were in compliance with the covenants of our repurchase agreements.

Results of Operations
We commenced operations in January 2025. Accordingly, our results of operations for the periods presented are not comparable. Our revenues and expenses increased during the year ended December 31, 2025 because we had approximately a year of operations and continued to make investments.
For the year ended December 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through December 31, 2024, our results of operations are shown in the table below ($ in thousands, except per share amounts):

	December 31, 2025	December 31, 2024	Change
Net interest income
Commercial real estate loan interest income	$41,501	$—	$41,501
Real estate-related interest income	365	—	365
Other interest income	3,478	—	3,478
Interest expense	(25,895)	—	(25,895)
Net interest income	19,449	—	19,449
Loan fee income	11,352	—	11,352
Net revenues	30,801	—	30,801

Expenses
Organization costs	2,050	—	2,050
General and administrative	4,742	2	4,740
Related party fees	2,068	—	2,068
Total expenses	8,860	2	8,858

Other income
Unrealized gain on commercial real estate loan investments	1,002	—	1,002
Realized and unrealized gain on securities	73	$—	$73
Total other income	1,075	$—	$1,075

Net income (loss)	$23,016	$(2)	$23,018

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$2.01	$—	$—
Diluted	$2.01	$—	$—
Weighted average number of shares of common stock
Basic	11,463,571	400	11,463,171
Diluted	11,463,571	400	11,463,171
Net interest income
Our net interest income increased as a result of the new loans and securities earning interest during the year ended December 31, 2025. This was partially offset by interest expense related to the repurchase agreements.
Loan fee income
Loan fee income totaled $11.4 million for the year ended December 31, 2025 and consists of loan origination fees earned on loans that were originated during the period.

Expenses
Our expenses for the year ended December 31, 2025 totaled $8.9 million (consisting of organization costs, general and administrative expenses and related party fees). Our general and administrative expenses for the year ended December 31, 2025 primarily consist of accounting, auditing, legal and other professional fees. Our related party fees for the year ended December 31, 2025 consist of transfer agent fees, management fees and performance fees.
Other income
For the year ended December 31, 2025, other income primarily consists of an unrealized gain of $1.0 million on commercial real estate loan investments that were purchased from Goldman Sachs and which Goldman Sachs has sourced on our behalf (“Warehoused Investments”).
Net income attributable to common stockholders
For the year ended December 31, 2025, our net income attributable to common stockholders was $23.0 million, or $2.01 basic and diluted net income per weighted-average share available to common stockholders. Net income for the year ended December 31, 2025 reflected net revenues of $30.8 million (consisting of net interest income of $19.4 million and loan fee income of $11.4 million), expenses of $8.9 million (primarily consisting of organization and general and administrative expenses) and other income of $1.1 million (primarily consisting of unrealized gain on commercial real estate loan investments).
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
Our Adviser has agreed to several support measures. Our Adviser agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through the first anniversary of the date on which we broke escrow for the private offering, January 6, 2025. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we broke escrow for the private offering. As of December 31, 2025, the Adviser has incurred organization and offering expenses on our behalf of approximately $3.9 million. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser agreed to waive its management fee and performance fee for the first nine months commencing on and including the date on which we broke escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Adviser may elect to pay certain general and administrative expenses on our behalf (“Expense Support”). Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement.
We held cash and cash equivalents of $72.2 million and restricted cash of $14.1 million as of December 31, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	Year Ended December 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Cash flows from operating activities	$25,677	$(2)
Cash flows from investing activities	(1,308,563)	—
Cash flows from financing activities	1,369,101	10
Net change in cash, cash equivalents and restricted cash	$86,215	$8
Our operating activities provided net cash of $25.7 million for the year ended December 31, 2025, primarily due to our net interest income, loan fee income and amounts advanced by our Adviser under our advisory agreement.
Our investing activities used net cash of $1,308.6 million for the year ended December 31, 2025, primarily due to originating and acquiring commercial real estate loan investments and real estate-related securities during the period.
Our financing activities provided net cash of $1,369.1 million for the year ended December 31, 2025. During the year ended December 31, 2025, we received net proceeds from the issuance of common stock in the Offering of $384.6 million, $25.0 million from the Goldman Sachs Investment and net proceeds from our repurchase agreements of $961.1 million. We also received net proceeds of $14.1 million from investor subscriptions in the Offering paid in advance.
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

Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of December 31, 2025, we had $72.2 million of cash and cash equivalents. We also had $7.2 million of available borrowings under our repurchase agreements based on existing collateral and $60.4 million of additional capacity related to unfunded commitments from our commercial real estate loan investments.
We will use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio and attractive yield. Our target REIT-level leverage ratio will be approximately 60-80%. For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third-party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money. We have no limits on the amount of debt we may incur.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, we had unfunded commitments of $83.2 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.6 years.
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
The fair value, determined by a third-party appraiser, will be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity and the value of the underlying real estate investment.
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
See Note 2 - Significant Accounting Policies in the consolidated financial statements and notes thereto, appearing elsewhere in this Report on Form 10-K for additional information concerning our significant accounting policies.
Recent Accounting Standards
See Note 2 - Significant Accounting Policies to our consolidated financial statements included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a small reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page No.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	106

Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	107

Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from March 27, 2024 (date of initial capitalization) through December 31, 2024	108

Consolidated Statements of Changes in Equity for the year ended December 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through December 31, 2024	109

Consolidated Statements of Cash Flows for the year ended December 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through December 31, 2024	110

Notes to Consolidated Financial Statements	112

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025	129

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Goldman Sachs Real Estate Finance Trust Inc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goldman Sachs Real Estate Finance Trust Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for the year ended December 31, 2025 and for the period from March 27, 2024 (date of initial capitalization) to December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from March 27, 2024 (date of initial capitalization) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2026
We have served as the Company’s auditor since 2024.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $1,220,560 as of December 31, 2025 and $0 and December 31, 2024)	$1,287,006	$—
Real estate-related securities, at fair value	23,095	—
Cash and cash equivalents	72,169	8
Restricted cash	14,054	—
Other assets	6,383	—
Total assets	$1,402,707	$8

Liabilities and equity
Repurchase agreements	$961,107	$—
Subscriptions received in advance	14,054	—
Distributions payable	2,853	—
Due to affiliates	13,412	—
Other liabilities	3,674	—
Total liabilities	995,100	—
Commitments and contingencies (Note 7)
Redeemable common stock – Class NV-1 shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	25,068	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 4,037,480 shares issued and outstanding as of December 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	40	—
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 8,669,765 shares issued and outstanding as of December 31, 2025 and 400 shares issued and outstanding as of December 31, 2024	87	—
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of December 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	20	—
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 998,403 shares issued and outstanding as of December 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	10	—
Additional paid-in capital	383,128	10
Accumulated deficit	(746)	(2)
Total equity	382,539	8
Total liabilities, redeemable common stock, and equity	$1,402,707	$8
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	December 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Net interest income
Commercial real estate loan interest income	$41,501	$—
Real estate related-securities interest income	365	—
Other interest income	3,478	—
Interest expense	(25,895)	—
Net interest income	19,449	—
Loan fee income	11,352	—
Net revenues	30,801	—

Expenses
Organization costs	$2,050	$—
General and administrative	4,742	2
Related party fees	2,068	—
Total expenses	8,860	2

Other income (expense)
Unrealized gain on commercial real estate loan investments	1,002	—
Realized and unrealized gain on real estate-related securities	73	—
Total other income	1,075	—

Net income (loss)	$23,016	$(2)

Earnings per share:
Net income (loss) attributable to common stockholders
Basic	$2.01	$(4.75)
Diluted	$2.01	$(4.75)
Weighted average number of shares of common stock
Basic	11,463,571	400
Diluted	11,463,571	400
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 27, 2024 (date of initial capitalization)	$—	$—	$—	$—	$—	—	—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Net income	—	—	—	—	—	—	—	—	23,016	23,016
Common shares issued, net of offering costs	—	—	39	—	85	20	10	375,851	—	376,005
Initial offering costs	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Common stock distribution reinvestment	—	—	1	—	2	—	—	8,332	—	8,335
Redemptions	—	—	—	—	—	—	—	(148)	—	(148)
Amortization of equity based compensation	—	—	—	—	—	—	—	295	—	295
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	(68)	—	(68)
Distributions declared on common shares	—	—	—	—	—	—	—	—	(23,760)	(23,760)
Balance at December 31, 2025	$—	$—	$40	$—	$87	$20	$10	$383,128	$(746)	$382,539
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Cash flows from operating activities
Net income (loss)	$23,016	$(2)
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of discount on loans	(463)	—
Amortization of deferred financing costs	1,041	—
Amortization of share-based compensation	295	—
Realized and unrealized gain on sale of real estate-related securities	(73)	—
Unrealized gain on commercial real estate loan investments	(1,002)	—
Change in operating assets and liabilities
Other assets	(4,907)	—
Other liabilities	3,567	—
Due to affiliate	4,203	—
Net cash provided by (used in) operating activities	25,677	(2)

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(1,285,543)	—
Purchase of real estate-related securities	(24,522)	—
Proceeds from sale/repayments of real estate-related securities	1,502	—
Net cash used in investing activities	(1,308,563)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	384,591	10
Proceeds from issuance of redeemable common stock - related party	25,000	—
Repurchase of common stock - related party	(10)	—
Repurchase of common stock	(31)	—
Proceeds from repurchase agreements	961,107	—
Offering costs paid	(521)	—
Distributions paid	(12,572)	—
Proceeds from subscriptions received in advance	14,054	—
Payments of financing costs	(2,517)	—
Net cash provided by financing activities	1,369,101	10

Net increase in cash, cash equivalents and restricted cash	86,215	8
Cash, cash equivalents and restricted cash, beginning of period	8	—
Cash, cash equivalents and restricted cash, end of period	$86,223	$8

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statement of Cash Flows (Continued)
(in thousands)

	Year Ended December 31, 2025	For the Period from March 27, 2024 (date of initial capitalization) through December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8	$—
Restricted cash, beginning of period	—	—
Cash, cash equivalents and restricted cash, beginning of period	$8	$—

Cash and cash equivalents, end of period	$72,169	$8
Restricted cash, end of period	14,054	—
Cash, cash equivalents and restricted cash, end of period	$86,223	$8

Supplemental disclosure of cash flow information:
Cash paid for interest	$(22,043)	$—
Non-cash activities:
Accrued distribution fee due to affiliate	$(7,315)	$—
Common stock distribution reinvestment	$8,335	$—
Accrued offering costs due to affiliate	$(1,894)	$—
Distribution payable	$(2,853)	$—
Redemptions payable	$(107)	$—
Adjustment to carrying value of redeemable common stock	$(68)	$—

Goldman Sachs Real Estate Finance Trust Inc
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS PURPOSE
Goldman Sachs Real Estate Finance Trust Inc (the “Company”) was formed as a Maryland corporation on March 8, 2024, primarily to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The Company is externally managed by Goldman Sachs Asset Management, L.P. (“GSAM”, the “Adviser”), an affiliate of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”). The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser. On March 27, 2024, the Company was capitalized with a $10,000 investment by an affiliate of the Adviser.
The Company is conducting a continuous private offering initially of up to $1 billion in shares in its primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of certain series and classes of shares of its common stock with a dollar value up to the maximum offering amount. Each class of shares will be sold at the-then current transaction price, which will generally be the prior month’s net asset value (“NAV”), as determined pursuant to the Company’s valuation guidelines, per share for such class, as calculated monthly, plus applicable upfront commissions and placement fees.
The Company satisfied the minimum offering amount and broke escrow in the Offering on January 6, 2025.
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
Loans are recorded at par, which approximates fair value, in the month that the Company originates a loan. When the Company acquires a loan, it is recorded at cost then marked to fair value. An independent valuation advisor values the commercial real estate loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. These financial assets for which the Company has elected the fair value option are recorded in commercial real estate loan investments, at fair value on the consolidated balance sheets.

In determining the fair value of a particular real estate-related security, the Company uses pricing service providers, who may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. These financial assets for which the Company has elected the fair value option are recorded in real estate-related securities, at fair value on the consolidated balance sheets.
Real Estate-Related Securities
The Company records its real estate-related securities at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of realized and unrealized gain (loss) on real estate-related securities on the consolidated statements of operations. Interest income related to the securities are recorded as real estate related-securities interest income on the consolidated statements of operations.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition that are not restricted to be cash equivalents. Cash and cash equivalents are placed with financial institutions and the balances may at times exceed federally insured deposit levels. Substantially all of the Company's cash and cash equivalents are held at a single, high credit quality institution. The Company actively monitors the credit risk of the counterparty.
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
Earnings (Loss) Per Share
Basic earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
Other than with respect to voting rights and class specific expenses, the classes of the Company’s common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share. Any remeasurement adjustment associated with the redeemable shares of Class NV-1 common stock is excluded from earnings per share as the redemption value approximates fair value.
When the Company has participating securities, basic earnings per share (“EPS”) is computed in accordance with the two-class method. The Company’s participating securities are the RSUs held by the Company’s independent directors. As of December 31, 2025, all RSUs granted were vested, unrestricted and included in common shares outstanding. Under the two-class method, earnings are allocated to the common stock and RSUs based on dividends declared and the restricted stock units’ participation rights in undistributed earnings. Basic EPS is determined by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of RSUs.
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

3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below presents the Company’s commercial real estate loan investments, at fair value as of December 31, 2025 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
December 31, 2025
Senior loans	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2Represents the weighted average of interest rates that were in-place on each loan as of period end. Loans earn interest at one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The cost basis of the commercial real estate loan investments was $1,286.0 million as of December 31, 2025.
The tables below present the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of December 31, 2025 ($ in thousands):

	December 31, 2025
Property Type	Fair Value	Percentage
Multifamily	$807,707	63%
Industrial	317,684	24%
Hospitality	112,500	9%
Self-Storage	49,115	4%
Total	$1,287,006	100%

	December 31, 2025
U.S. Geographic Location	Fair Value	Percentage
South	$549,915	43%
West	393,656	31%
East	229,085	18%
Various(1)	114,350	8%
Total	$1,287,006	100%
(1)Includes portfolio loans with underlying properties located throughout the United States (“U.S.”) with no primary geographic location.

The Company did not have any commercial real estate loan investments as of December 31, 2024.
4. REAL ESTATE-RELATED SECURITIES, AT FAIR VALUE
The Company’s securities portfolio primarily consists of agency and non-agency RMBS and CMBS. The following table presents information on securities at December 31, 2025 ($ in thousands):

December 31, 2025
Weighted Average Coupon	Weighted Average Maturity Date	Number of Positions	Face Amount	Amortized Cost Basis	Fair Value
4.97%	June 2052	53	$23,100	$23,021	$23,095
The Company did not have any real estate-related securities as of December 31, 2024.

5. DEBT OBLIGATIONS
The following table presents information on the repurchase agreements as of December 31, 2025 ($ in thousands):

				December 31, 2025
	Maturity Date(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	January 2028	5.41%	$750,000	$192,156
Wells Fargo Bank	March 2028	5.25%	500,000	395,054
Morgan Stanley	June 2029	5.35%	750,000	373,897
Total			$2,000,000	$961,107
(1)Maturity date represents the agreement’s initial maturity date and does not include any extension options.
(2)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements bear interest at one-month Term SOFR plus a spread.

The Company did not have any repurchase agreements as of December 31, 2024.
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
The following table presents the aggregate amount of maturities of the Company’s outstanding borrowings over the next five years and thereafter as of December 31, 2025 ($ in thousands):

Repurchase Agreements(1)
2026	$—
2027	—
2028	587,210
2029	373,897
2030	—
Thereafter	—
Total	$961,107
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
The repurchase agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2025, the Company was in compliance with all covenants.

Counterparty Exposure
The Company has pledged certain commercial real estate loan investments as collateral for the master repurchase agreements. If a financial institution counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned plus interest due to the counterparty. The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of stockholders’ equity as of December 31, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank N.A.	$192,156	$60,341	2.0
Wells Fargo Bank	395,054	102,419	2.2
Morgan Stanley	373,897	96,693	3.4
Total	$961,107	$259,453
(1)Assumes the repurchase agreement’s initial maturity date and does not include any extension options.

As of December 31, 2024, the Company had not entered into any repurchase agreements.
6. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

December 31, 2025
Interest receivable	$4,750
Deferred financing costs, net	1,476
Prepaid and other assets	157
Total other assets	$6,383
The following table presents other liabilities by type ($ in thousands):

December 31, 2025
Accrued interest payable	$2,484
Accounts payable and accrued expenses	738
Redemptions payable	107
Other liabilities	345
Total other liabilities	$3,674
As of December 31, 2024, the Company had no other assets or liabilities.
7. COMMITMENTS AND CONTINGENCIES
As of December 31, 2025 and December 31, 2024, the Company was subject to the following commitments and contingencies:
Loan Commitments
As of December 31, 2025, the Company had unfunded loan commitments of $83.2 million related to its commercial real estate loan investments. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of December 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. STOCKHOLDERS’ EQUITY
Authorized Capital
Pursuant to the Company’s charter, as amended on February 4, 2026 to designate additional shares of non-voting common stock, the Company is authorized to issue 2,220,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of voting common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 110,000,000 shares are classified as non-voting common stock, of which 10,000,000 shares are designated as a series of non-voting common stock named Series NV-1 and 100,000,000 shares are designated as a series of non-voting common stock named Series NV-2, which collectively are one undesignated class of non-voting common stock, $0.01 par value per share, and 100,000,000 shares are classified as preferred stock, $0.01 par value per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote. In addition, class-specific accruals may vary between the voting and non-voting common stock.
Common Shares
The following table presents changes to the Company’s outstanding common shares during the year ended December 31, 2025:

	Class I Shares	Class S Shares	Class F-I Shares	Class F-II Shares	Total Shares
Total shares outstanding as of December 31, 2024	400	—	—	—	400
Shares issued	10,439,051	3,940,977	—	998,403	15,378,431
DRIP	231,934	100,791	—	—	332,725
Redemptions	(1,620)	(4,288)	—	—	(5,908)
Transfer in/(out)(1)	(2,000,000)	—	2,000,000	—	—
Total shares outstanding as of December 31, 2025	8,669,765	4,037,480	2,000,000	998,403	15,705,648
(1)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-I Shares in accordance with the plan of distribution for the Offering.

As of December 31, 2025, no Class D or Class T shares have been issued. For the period from March 27, 2024 (date of initial capitalization) through December 31, 2024, there were 400 Class I shares of the Company’s common stock outstanding.

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
Shares obtained by the Adviser or its affiliates, including with respect to the Class NV-1 common stock acquired pursuant to the Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions – Related Party Stock Ownership), are not eligible for repurchase through the share repurchase plan and will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction; provided, however, that shares obtained pursuant to the Goldman Sachs Investment are subject to the repurchase limits, subject to certain exceptions, as set forth in the subscription agreement for the Goldman Sachs Investment.
Class F-I shares are not eligible to participate in the share repurchase plan until January 6, 2027. Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) January 6, 2027 and (ii) one year from the date of issuance of the Class F-II share.
Distributions
For the year ended December 31, 2025, the Company declared net distributions of $23.8 million. As of December 31, 2025, the Company had $2.9 million of net distributions declared but not paid included in distributions payable in the consolidated balance sheets, of which $0.2 million was due to related parties.
The table below presents the distributions declared per share for each applicable class of common stock for the year ended December 31, 2025:

	Class I	Class NV-1	Class S	Class F-I(1)	Class F-II(2)
Aggregate net distribution declared per share	$2.1060	$2.1060	$1.8932	$1.8753	$0.1991
(1)Class F-I shares were not issued and outstanding until March 3, 2025.
(2)Class F-II shares were not issued and outstanding until December 1, 2025

Distributions declared for the year ended December 31, 2025, were all characterized as distributions from ordinary income.
For the period from March 27, 2024 (date of initial capitalization) through December 31, 2024, the Company did not declare any distributions.
Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan ("DRIP") whereby eligible stockholders who elect to participate in the distribution reinvestment plan or who are automatically enrolled pursuant to the terms of a subscription for shares of the Company’s common stock may have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price per share applicable to the class of shares purchased by the participant on the record date for the distribution. Stockholders will not pay upfront selling commissions or placement fees when purchasing shares pursuant to the distribution reinvestment plan, but will pay selling commissions over time as distribution fees, as described in Note 11 - Related Party Transactions. Class F-I shares and Class F-II shares are not eligible to participate in the Company’s DRIP.

Share-Based Compensation
In January 2025, the Company granted 1,612 and 11,800 restricted shares of Class I common stock, to the Company’s independent directors related to fiscal years 2024 and 2025, respectively, under the board compensation plan. The restricted shares granted for 2024 and 2025 vested and became unrestricted shares of common stock on January 6, 2025 and December 31, 2025, respectively. For the year ended December 31, 2025, the Company recognized $0.3 million of compensation expense related to these awards.
9. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment. The following tables present the Company’s outstanding Class NV-1 common stock during the year ended December 31, 2025 ($ in thousands, except share amounts):

Redeemable Common Stock Shares Outstanding
Shares outstanding as of December 31, 2024	—
Common shares issued	1,000,000
DRIP shares issued	—
Redemptions	—
Transfer in/(out)	—
Shares outstanding as of December 31, 2025	1,000,000

Redeemable Common Stock Carrying Value
Balance as of December 31, 2024	$—
Proceeds from issuance	25,000
Adjustment to carrying value	68
Balance as of December 31, 2025	$25,068
There was no non-voting common stock outstanding as of December 31, 2024. See Note 11 - Related Party Transactions for further details.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the assumptions that market participants would use when pricing an instrument. The three levels are defined as follows:
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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its commercial real estate loan investments, which are classified within level 3 of the fair value hierarchy, and its real estate-related securities, which are classified within level 2 of the fair value hierarchy, as of December 31, 2025. The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 ($ in thousands):

	December 31, 2025
	Fair Value Measurements Using:			Total at Fair Value
	Level 1	Level 2	Level 3
Assets:
Commercial real estate loan investments	$—	$—	$1,287,006	$1,287,006
Real estate-related securities	—	23,095	—	23,095
Total	$—	$23,095	$1,287,006	$1,310,101
There were no financial instruments measured at fair value on a recurring basis as of December 31, 2024.
Valuation of Commercial Real Estate Loan Investments
The Company’s commercial real estate loan investments consist of senior mortgages and are classified as level 3. These commercial real estate loan investments are carried at fair value based on significant unobservable inputs. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage, and debt yield, and (vii) borrower financial condition and performance. The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

Balance at December 31, 2024	$—
Loan acquisition, origination, fundings and discount accretion	1,286,004
Net unrealized gain	1,002
Balance at December 31, 2025	$1,287,006
The following table presents the significant unobservable inputs used in the fair value measurement of the Company’s commercial real estate loan investments:

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial real estate loan investments	Discounted cash flow	Discount rate	6.45%	6.08% - 7.43%	2.3

(1)Based on expected cash flows.
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

Financial Instruments Not Measured at Fair Value
The fair values of certain short-term financial instruments such as cash and cash equivalents and other financial instruments approximate their carrying value on the accompanying consolidated balance sheets. Cash equivalents are primarily money market funds, which would have been classified as level 1 if they had been included in the Company’s fair value hierarchy.
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used to determine the fair value of the Company’s indebtedness are considered level 3. The Company’s repurchase agreements have a fair value and a carrying value of $961.1 million as of December 31, 2025. There were no repurchase agreements as of December 31, 2024.
11. RELATED PARTY TRANSACTIONS
Due to/from Affiliates
The table below presents information regarding due to affiliates as of December 31, 2025 ($ in thousands):

December 31, 2025
Accrued distribution fee	$7,315
Advanced organization costs	2,050
Advanced offering costs	1,894
Reimbursable general and administrative expenses	793
Performance fee	917
Management fee	395
Accrued transfer agent fee	48
Total	$13,412
As of December 31, 2024, the Company had no payables and had not paid any amounts pursuant to related-party agreements.
Advisory Agreement
In June 2024, the Company entered into an advisory agreement with Goldman Sachs & Co. LLC, (the “Advisory Agreement”), which was assigned to the Adviser, effective December 1, 2025, in connection with an internal business reorganization within Goldman Sachs Asset Management. Pursuant to the Advisory Agreement among the Company and the Adviser, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of the Company’s investments, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
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
Except as described below with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee and performance fee through October 6, 2025, the first nine months from escrow break in the Offering. As of December 31, 2025, the Company has accrued $1.0 million and paid $0.6 million of management fees. As of December 31, 2025, the Company has accrued $0.9 million and paid $0 of performance fees. As of December 31, 2024, no management or performance fees were accrued.
The Adviser agreed to waive the management fee and the performance fee with respect to the Class F-I shares until the third anniversary of the date on which the Company has raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will pay the management fee from the date of issuance and will not be subject to the performance fee in perpetuity.
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
The Adviser agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company broke escrow for the Offering.
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of approximately $3.9 million, consisting of organization costs of $2.0 million and offering costs of $1.9 million. Such costs became the Company’s liability upon the initial closing of the Offering on January 6, 2025 and when incurred and are payable to the Adviser as of December 31, 2025. The Company will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the initial closing of the Offering.
Additionally, the Adviser and its affiliates have paid certain general and administrative expenses and financing costs on the Company’s behalf. As of December 31, 2025 and 2024, the Company had $0.8 million and $0 payable to the Adviser and its affiliates related to such costs. For the year ended December 31, 2025 and 2024, the Company paid the Adviser $3.5 million and $0 related to such costs.

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
As of December 31, 2025 and 2024, the Company has no expenses reimbursable to the Adviser related to the Expense Support Agreement.
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
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of up to 0.5%, of the transaction price of each Class T share sold in the Company’s primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Class I shares or shares of any classes sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or paid to, participating broker-dealers.
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
For the year ended December 31, 2025, the Company accrued $7.8 million for selling commissions over time as distribution fees and paid the Placement Agent $0.5 million related to such fees. For the year ended December 31, 2024, the Company had no accrued distribution fees.
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
Transfer Agreement
In June 2024, the Company entered into a transfer agreement (“Transfer Agreement”) with Goldman Sachs & Co. LLC (in its capacity as transfer agent, the “Transfer Agent”), which also acts as the Company’s Placement Agent, to act as the Company’s transfer agent. The Transfer Agent will earn, at an annual rate of 0.05% of average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, NAV as of such quarter-end) for serving as the Company’s transfer agent. The Company will not reimburse the Transfer Agent for its own internal costs in providing transfer agency services to the Company.
For the year ended December 31, 2025 and 2024, the Company expensed $0.2 million and $0 for the transfer agent fee. For the year ended December 31, 2025 and 2024, the Company paid the Transfer Agent $0.1 million and $0 for the transfer agent fee.
Warehoused Investments
Goldman Sachs agreed to source up to $250 million in real estate debt investments (the “Warehoused Investments”) on a revolving basis for up to one year after the Company broke escrow in the offering, subject to extensions in the sole discretion of Goldman Sachs. Unless the Company’s affiliate transaction committee approves otherwise, the Company expected to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. The Company’s affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to the Company and on terms and conditions no worse than those available from unaffiliated third parties.

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
Related Party Stock Ownership
In October 2024, the Company entered into a subscription agreement with Goldman Sachs pursuant to which Goldman Sachs has agreed to purchase an aggregate amount of $100 million in Class NV-1 common stock in increments of $25 million, at a price per share equal to the Company’s most recently determined NAV for the Class NV-1 common stock, or if NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchase was made initially on the date of the initial closing of the Offering and subsequently will be made upon the first date the Company’s NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of Class NV-1 common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) three years after the initial closing in the Offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that the Company repurchases a number of Class NV-1 common stock in an amount equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after the Company first satisfies repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with the Company’s share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as Adviser, the Company will not effect any Goldman Sachs repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.
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

12. SEGMENT REPORTING
The Company defines reportable segments based on the way in which the chief operating decision maker (“CODM”), currently the chief executive officer and chief financial officer, makes key operating decisions, evaluates financial results, manages the operations and allocates resources. The Company has determined that there is one reportable segment based on how the CODM reviews and manages the business, which originates and acquires commercial real estate loan investments and invests in real estate-related securities.
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
13. SUBSEQUENT EVENTS
None, except as disclosed in Footnote 8 - Stockholders’ Equity above.

Goldman Sachs Real Estate Finance Trust Inc
Schedule IV
Mortgage Loans on Real Estate
(in thousands)

Type of Loan	Description/Location	Interest Rate(1)	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Delinquent Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan	Hospitality / Phoenix, AZ	7.33%	June 2030	I	N/A	$51,500	$51,500	$—
Senior Loan	Industrial / Multi-city, NJ	6.72%	March 2029	I	N/A	54,585	54,585	—
Senior Loan	Multifamily / Boston, MA	6.23%	August 2030	I	N/A	69,500	69,500	—
Senior Loan	Multifamily / Emeryville, CA	6.98%	October 2030	I	N/A	50,650	50,650	—
Senior Loan	Multifamily / Charlotte, NC	6.28%	May 2030	I	N/A	50,500	50,500	—
Senior Loan	Multifamily / Austin, TX	6.23%	November 2030	I	N/A	47,200	47,200	—
Senior Loan	Multifamily / Denver, CO	6.23%	May 2030	I	N/A	72,200	72,200	—
Senior Loan	Multifamily / Houston, TX	6.08%	December 2030	I	N/A	40,000	40,000	—
Senior Loan	Multifamily / Charlotte, NC	6.18%	January 2031	I	N/A	54,500	54,500	—
Senior Loan	Self Storage / Los Angeles, CA	7.53%	May 2030	I	N/A	49,115	49,115	—
Senior Loan	Multifamily / Houston, TX	6.08%	January 2031	I	N/A	47,300	47,300	—
Senior Loan	Industrial / Various U.S.	6.38%	January 2031	I	N/A	114,350	114,350	—
Senior Loan	Multifamily / Phoenix, AZ	6.33%	June 2030	I	N/A	51,500	51,500	—
Senior Loan	Industrial / Riverside, CA	6.68%	January 2030	I	N/A	60,540	60,540	—
Senior Loan	Multifamily / Dallas, TX	6.23%	January 2031	I	N/A	44,600	44,600	—
Senior Loan	Multifamily / Tampa, FL	6.33%	August 2030	I	N/A	105,482	105,482	—
Senior Loan	Hospitality / Miami, FL	6.83%	October 2030	I	N/A	61,000	61,000	—

Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Industrial / Various U.S.	6.58% - 6.93%	March 2030 - November 2030	I	N/A	88,210	88,210	—
Senior Loans	Multifamily / Various U.S.	6.08% - 6.68%	January 2030 - January 2031	I	N/A	174,274	174,274	—
						$1,287,006	$1,287,006	$—
(1)Represents the interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term SOFR plus a spread.
(2)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(3)I = interest only until the stated maturity date of the loan.
(4)The tax basis of the loans included above is $1.3 billion as of December 31, 2025.

Reconciliation of Carrying Value of Commercial Real Estate Loan Investments:

The following table reconciles commercial real estate loan investments for the year ended December 31, 2025 and for the period from March 27, 2024 (date of initial capitalization) through December 31, 2024:

	December 31, 2025	December 31, 2024
Balance at the beginning of the period	$—	$—
Additions during the period:
Originations and fundings of new loans	1,285,543	—
Unrealized gain	1,002	—
Accretion of discount on loans	461	—
Balance at the end of the period	$1,287,006	$—

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age*	Position
James Garman	58	Chairperson of the Board of Directors
Jeffrey Fine	45	Director
Richard Spencer	51	Director
Steve Pack	45	Chief Executive Officer and President
Mallika Sinha	48	Chief Financial Officer and Treasurer
Dylan Sherwood	38	Chief Legal Officer and Secretary
Emily Reagan	43	Head of Product Strategy and Investor Relations
Gwendolyn Hatten Butler	70	Independent Director
Trisha Miller	62	Independent Director
Glenn Rufrano	76	Independent Director
Simon M. Turner	64	Independent Director
__________________
*As of February 24, 2026.
James Garman has served as Chairperson of the Board of Directors of Goldman Sachs Real Estate Finance Trust, Inc. (“GS REFT”) since June 2024 and as a director since March 2024. He is also Global Head of Real Estate within Goldman Sachs Asset Management and serves as Chairperson of the Board of Directors of Goldman Sachs Real Estate Income Trust, Inc. (“GS REIT”), a non-traded REIT sponsored by Goldman Sachs. He joined Goldman Sachs in 1992 and was named Managing Director in 2004 and Partner in 2006. He is co-chair of the Global Real Estate Investment Committee, a member of the Partnership Committee and the Urban Investment Group Investment Committee. Mr. Garman received an MA from the University of Cambridge. Mr. Garman is a valuable member of our board of directors because of his extensive real estate investment experience and his leadership and history within Goldman Sachs Asset Management.
Jeffrey Fine has served as one of the directors of GS REFT since June 2024. He is also Global Co-Head of Alternatives Capital Formation within Goldman Sachs Asset Management and is a member of the Board of Directors of GS REIT. He is a member of the Global Real Estate Investment Committee and the Urban Investment Group Investment Committee. He joined Goldman Sachs in 2002 and was named Managing Director in 2012 and Partner in 2018. Mr. Fine received a BS from Cornell University. Mr. Fine is a valuable member of our board of directors because of his extensive experience with respect to alternative capital formation and his leadership and history within Goldman Sachs Asset Management.
Richard Spencer has served as one of the directors of GS REFT since June 2024. Since September 2025, he has served as the Chairman of Real Estate Credit within Goldman Sachs Asset Management. From 2017 to 2025, Mr. Spencer was the global Chief Investment Officer of the Real Estate Credit Partners fund series. He joined Goldman Sachs in 2009, and was named Managing Director in 2012 and Partner in 2018. He is a member of the Global Real Estate Investment Committee. Mr. Spencer received a BA from the University of Warwick. Mr. Spencer is a valuable member of our board of directors because of his extensive real estate investment experience and his leadership with respect to the Real Estate Credit Partners fund series, which has investment objectives focused on origination and acquisition of Credit Investments similar to GS REFT.
Steve Pack is Chief Executive Officer and President of GS REFT, a position he has held since June 2024. He is also a Managing Director in Real Estate within Goldman Sachs Asset Management. He is a member of the Global Real Estate Investment Committee. He joined Goldman Sachs in 2021 as a Managing Director in the Americas Real Estate Financing Group in Global Banking & Markets, where he was Co-Head of Large Loan Originations. Prior to joining Goldman Sachs, Mr. Pack spent seven years at Deutsche Bank, where he was a Managing Director in the bank’s Commercial Real Estate Finance Group. Before joining Deutsche Bank, Mr. Pack held positions at

Rockwood Capital and the Canadian Imperial Bank of Commerce. Mr. Pack received a BBA from the University of Georgia and an MBA from the Kellogg School of Management at Northwestern University.
Mallika Sinha is Chief Financial Officer and Treasurer of GS REFT, positions she has held since June 2024 and March 2024, respectively. She is also a Managing Director and has served as the Global Co-Head of Portfolio Strategy of Private Alternatives at Goldman Sachs Asset Management since January 2026. From April 2025 to January 2026, Ms. Sinha was the Global Head of Portfolio Management of Alternative Evergreens at Goldman Sachs Asset Management. Prior to that role, Ms. Sinha served as the Global Chief Financial Officer and Chief Operating Officer of Goldman Sachs Asset Management Real Estate. She has served as Chief Financial Officer and Treasurer for GS REIT since March 2023. She joined Goldman Sachs in 2022. Prior to joining Goldman Sachs, Ms. Sinha was Chief Financial Officer at Watermark Lodging Trust from 2020 through 2022. Prior to that Ms. Sinha served as Managing Director at W.P. Carey and Chief Financial Officer of CPA:17-Global Incorporated (until its merger with W.P. Carey in 2018), CPA:18-Global Incorporated, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CIW 2”) from 2017 to 2020. Ms. Sinha is a Chartered Accountant from India and received her Bachelor of Commerce degree from the University of Mumbai.
Dylan Sherwood is Chief Legal Officer and Secretary of GS REFT, positions he has held since June 2024 and March 2024, respectively. He is also a Managing Director and Senior Legal Director within Goldman Sachs Asset Management in the Americas and serves as Chief Legal Officer and Secretary for GS REIT. He joined Goldman Sachs in 2016. Mr. Sherwood received a BA from Hendrix College and a JD from St. John’s University School of Law.
Emily Reagan is Head of Product Strategy and Investor Relations of GS REFT, a position she has held since June 2024. Since September 2025, she has also served as Global Head of Evergreen Products for Alternatives Capital Formation within Goldman Sachs Asset Management. From 2011 to September 2025, Ms. Reagan was a Vice President in Alternatives Capital Formation within Goldman Sachs Asset Management, serving as a product specialist across the firm’s private markets funds, including private equity, private credit, infrastructure and real estate, supporting capital formation and investor relations. Since July 2023, she has served as Head of Product Strategy and Investor Relations for GS REIT. She joined Goldman Sachs in 2006 as an analyst in the Merchant Banking Division and was named managing director in 2025. Ms. Reagan earned a BA from the University of Pennsylvania.
Gwendolyn Hatten Butler serves as an independent director of GS REFT, a position she has held since November 2024. She has served as an independent director for GS REIT since April 2023. From August 2021 through December 2021, Ms. Hatten Butler served as a senior adviser to Capri Investment Group, a real estate development and direct investment firm that has completed more than $14 billion in commercial real estate investments since its founding in 1992. From June 2019 through July 2021, Ms. Hatten Butler was the President and Chief Investment Officer of Capri Investment Group. From March 2007 through June 2019, Ms. Hatten Butler acted as Vice Chairwoman and Head of Investor Relations at Capri Investment Group and was responsible for leading the firm’s capital raising and investor relations teams, and management of the firm’s compliance, information technology, strategic planning, and human capital functions. Additionally, Ms. Hatten Butler has served as an independent director of Ferguson Partners and Mutual of America Financial Group since July 2021 and August 2021, respectively, and is a member of the audit committee of Mutual of America Financial Group. Ms. Hatten Butler has been an independent director and chair of the Audit Committee of Axxes Private Markets Fund and Axxes Opportunistic Credit Fund since September 16, 2024 and October 1, 2024, respectively. Ms. Hatten Butler previously served as an independent director of Wells Enterprises, Inc. from December 2020 through January 2023. Ms. Hatten Butler holds a B.A. in Economics from the University of Michigan, and an M.B.A. in Finance from Northwestern University’s Kellogg School of Management. Ms. Hatten Butler is a valuable member of our board of directors due to her extensive real estate experience.
Trisha Miller serves as an independent director of GS REFT, a position she has held since November 2024. She has served as an independent director for GS REIT since April 2023. Since April 2021, she has been the Executive Managing Director of Capital Markets for Redbrick LMD, a real estate owner and developer based in Washington, D.C. She oversees fundraising, investor relations, marketing and operations for Redbrick LMD. From April 2019 to April 2021, Ms. Miller served as Executive Managing Director of Robert A. Stanger, an investment banking firm.

From October 2017 to November 2018, Ms. Miller was the Chief Executive Officer of Starwood Capital, LLC, the broker/dealer affiliate of Starwood Capital Group, a private equity firm with a focus on global real estate. From 2008 to 2017, Ms. Miller was the National Sales Manager at Carey Financial, LLC, W.P. Carey’s affiliated broker-dealer. In 2015, she was named co-President and in 2017 Chief Executive Officer, Head of Distribution of Carey Financial, LLC. She has served as an independent director of ISQ Open Infrastructure Co LLC, serving on its Series I and Series II board of directors and audit committee, respectively, since June 2025. Ms. Miller is the former Chair and Chair Emeritus of the Institute for Portfolio Alternatives (Chair in 2020). She earned a Bachelor of Arts degree from Chatham College and an M.B.A. in Finance and Marketing from the Katz Graduate School of Business at the University of Pittsburgh. She holds several securities licenses, including the Series 7 and 24. Ms. Miller is a valuable member of our board of directors in light of her expertise in fundraising, investor relations, capital markets and industry knowledge for alternative investment products.
Glenn Rufrano serves as an independent director of GS REFT, a position he has held since November 2024, and is the lead independent director and serves as the chairman of the affiliate transaction committee. He has served as an independent director for GS REIT, since April 2023. Since April 2024, Mr. Rufrano has served as the executive chair of Pennsylvania REIT (“PREIT”), an owner and developer of retail regional malls. From April 2015, through its merger with Realty Income in November 2021, Mr. Rufrano served as Chief Executive Officer of VEREIT, Inc., a real estate investment trust that owned single-tenant commercial properties. Before joining VEREIT, Mr. Rufrano served as the Chairman and Chief Executive Officer of O’Connor Capital Partners, a privately-owned independent real estate investment, development and management firm specializing in retail and multifamily residential properties. He was among the founders of O’Connor in 1983. Prior to rejoining O’Connor in 2013, Mr. Rufrano served as Global President and Chief Executive Officer of Cushman & Wakefield, Inc., a private, global commercial property and real estate services company and was a member of its Board of Directors. From January 2008 to February 2010, he was Chief Executive Officer of Centro Properties Group, an Australian-based shopping center company. From April 2007 through January 2008, Mr. Rufrano served as Chief Executive Officer of Centro Properties Group U.S. From 2000 until its acquisition by Centro Properties Group in April 2007, Mr. Rufrano was Chief Executive Officer of New Plan Excel Realty Trust, Inc., a commercial retail REIT formerly listed on the New York Stock Exchange, as well as a member of its Board of Directors. Since December 2024, Mr. Rufrano has served as a director for Healthcare Realty Trust Incorporated (NYSE: HR) and is chair of its audit committee. Mr. Rufrano has served as a director of Ventas, Inc. (NYSE: VTR), an S&P 500 company and a publicly traded healthcare REIT; Columbia Property Trust, Inc., an office REIT; Trizec Properties, Inc., a national office REIT; Criimi Mae Inc., a mortgage REIT; and General Growth Properties, an institutional mall REIT. He currently serves on the advisory board at The Steven L. Newman Real Estate Institute Advisory Board at Baruch College. He is a Trustee and the former Chairman of ICSC. Mr. Rufrano earned a Bachelor’s Degree in Business Administration from Rutgers University and Master of Science Degree in Management and Real Estate from Florida International University. Mr. Rufrano is a valuable member of our board of directors due to his extensive experience in real estate.
Simon M. Turner serves as an independent director of GS REFT, a position he has held since November 2024, and serves as the chairperson of the audit committee. He has served as an independent director for GS REIT since April 2023. Since January 2017, Mr. Turner has been Managing Director of Alpha Lodging Partners, an advisory firm providing investment and strategic advisory services to hospitality sector companies and investors, both public and private. Immediately prior to his current role, from May 2008 Mr. Turner was the President of Global Development of Starwood Hotels & Resorts (NYSE: HOT), where he led a team of approximately 120 development and investment executives charged with the growth of the company’s portfolio of managed, leased and franchised hotels and the disposition strategy for the company’s owned real estate portfolio. Since June 2023, Mr. Turner has served on the board of directors of Purchase Senior Learning Community, Inc. From October 2023 to November 2025, he served as a director of Sonder Holdings Inc. (NASDAQ: SOND). From January 2020 to December 2022, he served as a director of the supervisory board of Steigenberger Hotels AG. Additionally, from April 2020 to October 2022 he served as a director, member of the compensation committee and chairman of the audit committee of Watermark Lodging Trust, a non-traded REIT, having previously served as an independent director of CWI 1, a predecessor entity, since December 2018. Mr. Turner served on the compensation committee of Extended Stay America (NASDAQ: STAY) and on the nominating and governance committee of ClubCorp Holdings (NYSE: MYCC) from March 2020 to June 2021 and March 2017 to September 2017, respectively. From January 1997 to August 2000 and again from February 2002 to May 2007, Mr. Turner was a director of Four Seasons Hotels (NYSE/

TSX: FS) and served as a member of the human resources/compensation and audit committees. Mr. Turner has been active in real estate sector organizations including as a member of the American Hotel & Lodging Association’s Hospitality Investment Roundtable, a member of the Real Estate Roundtable, and the Urban Land Institute, where he served as a trustee and a member of ULI’s Greenprint Center for Building Performance Advisory Board. Mr. Turner has been an Adjunct Assistant Professor at New York University since September 2017 and has served as an advisory board member of New York University’s Tisch Center since July 2019. Mr. Turner earned a Bachelor of Science degree in Hotel Administration from Cornell University and has served on the school’s Dean’s Advisory Committee and the Cornell University Council. Mr. Turner is a valuable member of our board of directors due to his extensive real estate and prior board service experience.
Audit Committee
Our board of directors has established an audit committee which is composed of all of our independent directors with Mr. Turner serving as chairperson of the Audit Committee. Each member meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance, and Mr. Turner is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Audit Committee operates pursuant to its charter, which was approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee, which include oversight of the following:
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
The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the foregoing procedures and of any whistleblower complaints.
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
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. While there is no insider trading policy with respect to the Company itself, we follow repurchase procedures and comply with all applicable securities laws when transacting in our own securities. A copy of our Policy with Respect to Transactions in Shares of REITs and Tradeable Business Development Companies (Section 16) is filed as an exhibit to this Report.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities, and as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. Although we do not pay our executive officers any cash compensation, we pay our Adviser the fees described under Item 13, “Certain Relationships and Related Transactions, and Director Independence-The Advisory Agreement.”
Compensation Committee Interlocks and Insider Participation
We currently do not expect to have a compensation committee of our board of directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Compensation to Directors
Our board of directors has adopted an independent director compensation plan pursuant to which we compensate each of our independent directors with an annual retainer of $100,000, plus an additional retainer of $12,500 to our lead independent director (Glenn Rufrano), and an additional retainer of $7,500 to the Audit Committee chairperson (Simon Turner). On a calendar year basis, 60% of total compensation referenced above will be paid in the form of an annual grant of restricted shares, initially based on $25.00 per share and subsequently based on the most recent NAV per share determined pursuant to our valuation guidelines at the time of grant, and the remaining amount is paid in cash. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted shares of our common stock. Restricted stock grants will generally vest on December 31 of the year of service for which the award is granted. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or Goldman Sachs will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation earned by or paid to our directors for the period ended December 31, 2025:

Name of Beneficial Owner	Fees Earned or Paid in Cash(1)	Stock Award(2)	All Other Compensation(3)	Total
James Garman	$—	$—	$—	$—
Jeffrey Fine	$—	$—	$—	$—
Richard Spencer	$—	$—	$—	$—
Gwendolyn Hatten Butler	$40,000	$60,000	$5,054	$105,054
Trisha Miller	$40,000	$60,000	$5,054	$105,054
Glenn Rufrano	$45,000	$67,500	$5,686	$118,186
Simon M. Turner(4)	$43,000	$64,500	$9,056	$116,556
(1)Reflects compensation earned or paid for service in 2025 and excludes compensation paid in 2025 but earned for service in 2024.
(2)Represents the aggregate grant date fair value of awards of restricted shares of Class I common stock awarded for 2025 service calculated under the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded to each of our independent directors was determined by dividing the equity portion of the annual retainer for service on the board of directors earned in 2025 by the then-current transaction price per share of our Class I common stock at the time of the grant in January 2025 of $25.00. Such shares vested on December 31, 2025. Awards granted in 2025 for service in 2024 are excluded.
(3)Amounts reflect the dollar value of any dividends or other earnings paid on the stock awards during the year ended December 31, 2025. Amounts differ depending upon whether the independent director elected to participate in the distribution reinvestment plan.
(4)Mr. Turner elected to receive all of his compensation for service in 2025 in the form of shares of restricted stock. The additional shares of restricted stock in the amount of 1,720 shares were included as part of his January 6, 2025 restricted stock award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan
The following table summarizes information as of December 31, 2025 relating to our independent director compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	486,588
Total	$—	$—	$486,588
Our board of directors has approved an independent director compensation plan, pursuant to which we compensate each of our independent directors with an annual retainer of $100,000, plus an additional retainer of $12,500 to our lead independent director, and an additional retainer of $7,500 to the Audit Committee chairperson. On a calendar year basis, 60% of total annual compensation is paid in the form of an annual grant of restricted shares of our Class I common stock, and the remaining amount is paid in cash. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted shares of our Class I common stock.
On January 2, 2026, we issued an aggregate of 13,567 shares of restricted Class I common stock, with a grant date fair value of $25.06 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan, which shares will vest on December 31, 2026.

For our 2026 annual grants and going forward, the annual grant will be based on the most recently established NAV per share of our Class I common stock at the time of grant. The grants for 2024 and 2025 service were based on $25.00 per share, the then-current transaction price for our Class I common stock prior to breaking escrow in the private offering and establishing an NAV per share. Restricted stock grants will generally vest (i) on December 31 of the year of service provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” Unvested awards remain subject to forfeiture until vested. Holders of restricted stock awards generally have full voting and dividend rights as a stockholder with respect to grants of restricted stock. The maximum number of shares that is available for issuance under the plan is 500,000.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 24, 2026, information regarding (i) the number and percentage of shares of our common stock (including our non-voting common stock) owned by each director, our named executive officer, and all directors and executive officers as a group, and (ii) the number and percentage of shares of our voting common stock owned by any person known by us to be the beneficial owner of more than 5% of outstanding shares of our voting common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. Unless otherwise indicated in the footnotes to the table below, the address for each of the persons named below is in care of our principal executive offices at 200 West Street New York, New York 10282.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares(1)
Directors and Executive Officers
James Garman	0	—%
Jeffrey Fine	0	—%
Richard Spencer	0	—%
Steve Pack	0	—%
Gwendolyn Hatten Butler(2), (3)	5,341	*
Trisha Miller(2), (3)	5,122	*
Glenn Rufrano(2), (3)	7,629	*
Simon M. Turner(2), (3)	9,668	*
All directors and executive officers as a group (eleven persons)	27,760	*

5% Stockholders of Voting Securities
KREI West St. Investments, LLC(4)	2,998,403	17.9%
* Represents less than 1%.
(1)As of February 24, 2026, an aggregate 17,778,839 shares our common stock were outstanding. In computing percentage ownership of 5% stockholders of voting securities, 1,000,000 outstanding shares of Class NV-1 held by Goldman Sachs have been excluded from the aggregate shares of common stock outstanding as of February 24, 2026.
(2)Our directors own Class I shares of common stock which we view as part of the same collective class of undesignated voting common stock as our Class T, Class S and Class D shares of common stock. As of February 24, 2026, an aggregate 13,780,436 shares of our Class T, Class S, Class D and Class I common stock were outstanding, and our directors each owned less than 1% of this undesignated class of voting common stock.
(3)Each of our independent directors received a grant of restricted shares of our Class I common stock as part of their annual compensation for 2024, 2025 and 2026. Amounts above include unvested shares which will vest on December 31, 2026 and for which our directors may exercise full voting rights and shares issued pursuant to our distribution reinvestment plan (the “DRIP”) for those directors who have elected to participate in the DRIP. See “Item 11. Executive Compensation-Director Compensation.”
(4)Based on the books and records of our transfer agent, KREI West St. Investments, LLC owns 2,000,000 shares of our Class F‑I common stock and 998,403 shares of our Class F-II common stock, each of which we consider a separate class of our voting common stock, and which is 100% of the outstanding shares of Class F-I and Class F-II as of February 24, 2026. The business address for KREI West St. Investments, LLC is 4111 E 37th St. N., Wichita, KS 67220.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Rufrano and Turner and Mses. Hatten Butler and Miller, meet the independence criteria as specified in our corporate governance guidelines. Our corporate governance guidelines define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Goldman Sachs or the Adviser. Pursuant to our corporate governance guidelines, a director will be deemed to be associated with Goldman Sachs or the Adviser if they own any material interest in, is employed by, is an officer or director of, or has any material business or professional relationship with Goldman Sachs, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Goldman Sachs or advised by the Adviser. For purposes of this definition, “affiliate” does not include a REIT or other investment program organized by Goldman Sachs or advised or managed by the Adviser or its affiliates. In addition, consistent with the above, serving as an independent director of or receiving independent director fees from or owning an interest in a REIT or other investment program organized by Goldman Sachs or advised or managed by the Adviser or its affiliates shall not, by itself, cause a director to be deemed associated with Goldman Sachs or the Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from Goldman Sachs, the Adviser or any of their affiliates in a year exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis as of the end of the applicable year. An ownership interest is considered material if the value of such interest exceeds 5% of the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Goldman Sachs, the Adviser or any of their affiliates. Our corporate governance guidelines require that a director who is affiliated with the Adviser have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our corporate governance guidelines also require that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the affiliate transaction committee, are “independent” under the listing standards of the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of Messrs. Rufrano and Turner and Mses. Hatten Butler and Miller satisfies the New York Stock Exchange independence standards.
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
The affiliate transaction committee is responsible for reviewing and approving the terms of all transactions between us and Goldman Sachs or its affiliates (including the Adviser) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all originations, acquisitions and dispositions. Generally, under our corporate governance guidelines, we will be able to enter into transactions with Goldman Sachs, the Adviser, our directors, and their respective affiliates only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us.
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
•the performance of our investment portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations, and
•the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.

In addition to the management fee, performance fee and expense reimbursements, we have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See “-Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” below.
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

The Affiliate Transaction Committee of the Board of Directors:
Glenn Rufrano (Chair)
Gwendolyn Hatten Butler
Trisha Miller
Simon M. Turner
Transactions with Related Persons
The following describes all transactions since our inception in March 2024 and currently proposed transactions involving us, our directors, Goldman Sachs, our Adviser or any of their affiliates. During the year ended December 31, 2024, we did not pay or reimburse any amounts to Goldman Sachs, our Adviser or any of their affiliates because we had not yet broken escrow in the private offering.
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

•with respect to prospective acquisitions, originations, purchases, sales, exchanges or other dispositions of investments, or with respect to the incurrence, refinancing or guaranty of debt, conducting negotiations on our behalf with borrowers, sellers, purchasers, lenders and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
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
Term and Termination Rights
The current term of the Advisory Agreement is for one year from June 10, 2025, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Pursuant to our corporate governance guidelines, our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
•immediately by us for “cause” or upon the bankruptcy of the Adviser;
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by the Adviser.
“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.
In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all commercially reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function, provided that, if the Advisory Agreement is terminated other than for “cause,” the Adviser and its affiliates shall be reimbursed for all internal and third-party expenses incurred in connection with providing such transition (including salaries, benefits and overhead of personnel).
Management Fee, Performance Fee and Expense Reimbursements
Management Fee
Subject to the limitations described below under “-Reimbursement by the Adviser,” as compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV of our Class T, Class S, Class D, Class I, Class F-I, Class F-II and non-voting common stock, subject to any waiver as described below. Except with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee for the first nine months from escrow break in our private offering, or until October 6, 2025. The Adviser has waived the management fee with respect to the Class F-I shares until the third anniversary of the date on which the Company raised at least $50 million of gross offering proceeds from the issuance of Class F-I shares (the “Third Anniversary”) or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares pay the management fee from the date of issuance. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. In calculating our management fee, we use the aggregate NAV of the applicable share class before giving effect to monthly accruals for the management fee, performance fee, distribution fees or distributions payable on our shares.
As of December 31, 2025, we have accrued $1.0 million and paid $0.6 million of management fees. As of December 31, 2024, no management fees were accrued or paid.
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
For purposes of calculating the performance fee, “Core Earnings” means: for the applicable performance measurement period, the net income (loss) attributable to holders of Class T shares, Class S shares, Class D shares, Class I shares, Class F-I shares and non-voting common stock, computed in accordance with GAAP, (A) excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case pursuant to this clause (vi) after discussions between the Adviser and the independent directors and approved by a majority of the independent directors and (B) including, after we begin reimbursing the Adviser for advanced organization and offering expenses, a deduction for any organization and offering expenses previously advanced by the Adviser that were repaid by us.
In connection with the approval of the Warehoused Investments, our affiliate transaction committee determined that unrealized gains related to the origination fees on the Warehoused Investments should not be excluded from the definition of Core Earnings.
Except with respect to the Class F-I and Class F-II shares, our Adviser waived its performance fee for the first nine months from escrow break in our private offering, or until October 6, 2025. With respect to the Class F-I shares, the Adviser has agreed to waive its performance fee until the Third Anniversary or, if a repurchase request was made before the Third Anniversary for all outstanding Class F-I shares under the Company’s share repurchase plan, until all such shares have been redeemed. Class F-II shares will not pay the performance fee.
For the year ended December 31, 2025, we have accrued $0.9 million and paid $0 of performance fees. As of December 31, 2024, no performance fees were accrued.

Expense Reimbursement
Subject to the limitations described below under “-Reimbursement by the Adviser,” our Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is currently responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, tax, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization and offering of shares, (2) legal costs and expense associated with indemnity, litigation, claims, and settlements, (3) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers or advisors engaged to provide consulting or advisory services to the Adviser and brokerage fees paid in connection with the purchase and sale of investments and securities, (4) expenses relating to identifying, evaluating, valuing, researching, investigating, registering, structuring, acquiring and/or purchasing, originating, monitoring, hedging, servicing, harvesting, managing, selling and disposing our investments (whether or not completed), whether payable to an affiliate or a non-affiliated person, (5) out-of-pocket expenses in connection with the origination, acquisition, financing, refinancing, sale or other disposition of an investment, whether or not such investments are consummated, (6) debt-related expenses, including expenses related to raising leverage, refinancing and servicing debt and the cost of compliance with lender requests, (7) expenses related to hedging strategies, (8) expenses related to compliance with any applicable law, rule or any other regulatory requirement, including with respect to establishing, implementing, monitoring and/or measuring the impact of any ESG policies and programs with respect to us or our investments or prospective investments, (9) insurance premiums, which premiums may cover Other GS Accounts and will be allocated between us and Other GS Accounts, (10) expenses related to obtaining, implementing (including initial onboarding) and maintaining (including licensing and subscription fees and expenses) any credit facility, portfolio, valuation, or other related data monitoring and/or reporting software obtained from third parties (such as, for example, iLevel), (11) expenses related to our operation, including, but not limited to, fees payable to our directors, expenses for preparation of annual audited financial statements, tax return preparation and routine tax and legal advice and (12) expenses related to gatherings related to us and Other GS Accounts for the purpose of discussing the operations and investment opportunities for us and Other GS Accounts. We may change our expense reimbursement arrangements with our Adviser in the future.
The Adviser advanced all of our organization and offering expenses on our behalf (including, but not limited to, expenses relating to legal, accounting, printing, mailing, subscription review, processing and related expenses, any distribution of documentation to prospective investors in us prior to acceptance of their subscription agreement, due diligence expenses of any sub-placement agents or participating brokers, costs in connection with preparing sales materials, design and website expenses, travel expenses, meal expenses, entertainment (including event tickets, entrance fees and other similar items) expenses, including any expenses of private air travel when deemed appropriate by us, fees and expenses of our Transfer Agent, and expense reimbursements for actual costs incurred by employees of the Placement Agent in the performance of wholesaling activities, but excluding upfront selling commissions, placement fees and distribution fees) through January 6, 2026, which was the first anniversary of the date on which we broke escrow in our private offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following January 6, 2026. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf following January 6, 2026 as and when such expenses are incurred.
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering costs on our behalf of approximately $3.9 million, consisting of organization costs of $2.0 million and offering costs of $1.9 million. Such costs became our liability upon the initial closing of the Offering on January 6, 2025 and when incurred and are payable to the Adviser as of December 31, 2025. We will reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on the first anniversary of the initial closing of the Offering.

Additionally, the Adviser and its affiliates have paid certain general and administrative expenses and financing costs on our behalf. As of December 31, 2025 and 2024, we had $0.8 million and $0 payable to the Adviser and its affiliates related to such costs. For the year ended December 31, 2025 and 2024, we paid the Adviser $3.5 million and $0 related to such costs.
Reimbursement by the Adviser
Commencing with the four fiscal quarters ending March 31, 2026, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses (as defined in our corporate governance guidelines) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets (as defined in our corporate governance guidelines) or (2) 25% of our Net Income (as defined in our corporate governance guidelines). Our Total Operating Expenses for the year ended December 31, 2025 were 0.9% and 25.0% of our Average Invested Assets and our Net Income, respectively.
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
The Expense Support Agreement
We have entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, until January 6, 2027, the Adviser may elect to pay certain general and administrative expenses of ours on our behalf (each, an “Expense Payment”).
Following any calendar month in which distributable earnings for such calendar month exceed the distributions accrued for our common stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Available Operating Funds”), we will pay such Available Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us have been reimbursed. Any payment required to be made by us is referred to herein as a “Reimbursement Payment.” To the extent not previously reimbursed, all unreimbursed Expense Payments (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support Agreement.
Our obligation to make a Reimbursement Payment will automatically become a liability of ours on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month (or permanently).
During the year ended December 31, 2025 , the Adviser provided Expense Support in the amount of $1.2 million, all of which had been reimbursed as of December 31, 2025. As of December 31, 2024 , we had no expenses reimbursable to the Adviser related to the Expense Support Agreement.
The Placement Agent Agreement
We have entered into a Placement Agent Agreement with the Placement Agent, pursuant to which the Placement Agent has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of our Class S, Class T, Class D, Class I, Class F-II and Class NV-2 common stock, which we refer to as “sub-placement agents” or “participating broker-dealers,” and financial professionals. The Placement Agent, from time to time in its sole discretion, may enter into sub-placement agreements with affiliates and unaffiliated third parties, and we may engage one or more affiliated or unaffiliated successors or additional placement agents or distributors, in each case including without limitation Goldman Sachs and unaffiliated banks, registered broker-dealers and trust companies and others, on such terms as we or the Placement Agent may determine. The Placement Agent also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of up to 0.5%, of the transaction price of each Class T share sold in our primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of Class D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Class I shares, Class F-II shares, Class NV-2 shares or shares of any series sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or reallowed (paid) to, participating broker-dealers.
For the year ended December 31, 2025, upfront selling commissions in connection with sales of our Class S shares in the primary offering were retained by the participating broker dealers. For the year ended December 31, 2024, we paid no upfront selling commissions.
We will pay the Placement Agent selling commissions over time as distribution fees (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We will not pay a distribution fee with respect to our outstanding Class I shares, Class F-II or Class NV-2 shares.
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
For the year ended December 31, 2025, we accrued $7.8 million for selling commissions over time as distribution fees and paid the Placement Agent $0.5 million related to such fees, all of which were reallowed to participating broker-dealers. For the year ended December 31, 2024, we had no accrued distribution fees.

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
The Transfer Agent Agreement
We have engaged Goldman Sachs & Co. LLC, which also acts as a Placement Agent, to act as our transfer agent. We compensate the Transfer Agent at an annual rate of 0.05% of our average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, our NAV as of such quarter-end) for serving as our transfer agent. We will not reimburse the Transfer Agent for its own internal costs in providing transfer agency services to us.
For the year ended December 31, 2025 and 2024, we expensed $0.2 million and $0 for the transfer agent fee. For the year ended December 31, 2025 and 2024, we paid the Transfer Agent $0.1 million and $0 for the transfer agent fee.
Warehoused Investments
Goldman Sachs agreed to source a portfolio of up to $250 million of real estate debt investments (the “Warehoused Investments”) for acquisition by us through the first year following escrow break in our private offering, subject to an extension in the sole discretion of Goldman Sachs. Unless our affiliate transaction committee approves otherwise, we expect to pay in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with our valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. In addition, our affiliate transaction committee will be asked to approve (including for purposes of satisfying the requirements of Section 206(3) of the U.S. Investment Advisers Act of 1940, as amended) the terms of conveyance for each Warehoused Investment and any other acquisition from Goldman Sachs as being fair and reasonable to us and on terms no worse than those available from unaffiliated third parties.
In January 2025, following the approval of our affiliate transaction committee, we acquired three Warehoused Investments from Goldman Sachs, each for a conveyance amount based on cost as set forth in (ii) above with an aggregate transfer price of $137.4 million.
Other Acquisitions from Goldman Sachs
In addition, we have entered into and may in the future enter into transactions with Goldman Sachs Global Banking & Markets (“GBM”), to acquire one or more investments from GBM (any such transactions, the “GBM Transactions”). GBM Transactions are distinct from Warehoused Investments in that these transactions were not sourced by Goldman Sachs specifically for us, and while subject to similar conflicts of interest safeguards, the cost to us will not be the same as the formula used for Warehoused Investments.
GBM Transactions will constitute transactions in which Goldman Sachs (or an affiliate thereof) acts as principal on its own behalf (a “principal transaction”). The affiliate transaction committee is responsible for reviewing and approving the terms of all transactions between us and Goldman Sachs or its affiliates. Pursuant to our corporate governance guidelines, such transactions will need to be first approved (including for purposes of satisfying the requirements of Section 206(3) of the U.S. Investment Advisers Act of 1940, as amended) by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as being fair and reasonable to us and on terms no worse than those available from unaffiliated third parties.
In May 2025, following the approval of our affiliate transaction committee, we acquired a GBM Transaction for $54.6 million. The acquisition price was equal to the fair value of the loan as provided by our independent valuation advisor, which was also the par value of the loan.
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
Sponsor Commitment
Goldman Sachs has agreed to purchase from us an aggregate amount of $100 million in our non-voting common stock in increments of $25 million, at a price per share equal to our most recently determined NAV for our non-voting common stock, or if an NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). Goldman Sachs made its first $25 million purchase on January 6, 2025, the date of the initial closing in our private offering, and will make subsequent purchases upon the first date our NAV reaches each of $500 million, $750 million and $1 billion.
Goldman Sachs has agreed to hold the shares of non-voting common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) three years after the initial closing, or January 6, 2028. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that we repurchase (each, a “GS Repurchase”) a number of non-voting common stock in an amount equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as adviser to us, we will not effect any GS Repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.
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
Repurchase of Sponsor’s Initial Capitalization Amount
On February 12, 2025, our board of directors approved the repurchase of the 400 Class I shares purchased by Goldman Sachs in connection with our initial capitalization in a per share amount equal to the initial purchase price in our continuous private offering of $25.00. The shares were redeemed in February 2025.
Currently Proposed Transactions with Related Persons
There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the period from March 27, 2024 (date of initial capitalization) to December 31, 2025, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the year ended December 31, 2025 and the period from March 27, 2024 (date of initial capitalization) through December 31, 2024 by our independent registered public accounting firm, PwC, were as follows ($ in thousands):

	December 31, 2025	December 31, 2024
Audit fees(1)	$533	$357
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$533	$357
(1)Audit fees include amounts related to annual financial statement audit work, quarterly financial statement reviews, and reviews of SEC registration statements.

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
See Item 8 above.
(a) (3) Exhibits

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2024)

3.2	Articles of Amendment of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.3	Articles Supplementary of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2025)
3.4	Articles of Amendment of the Registrant, effective as of February 4, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2026)
3.5	Articles Supplementary of the Registrant, effective as of February 4, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2026)
3.6
Bylaws of the Registrant, dated of as March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2025)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 13, 2025)
10.1
Fifth Amended and Restated Advisory Agreement by and among the Registrant and Goldman Sachs & Co. LLC, effective as of August 12, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)

10.2*
Joinder Agreement by and among Goldman Sachs & Co LLC, Goldman Sachs Asset Management, L.P. and Goldman Sachs Real Estate Finance Trust Inc dated December 10, 2025 and effective as of December 1, 2025 with respect to the Assignment Agreement dated as of December 1, 2025 by and among Goldman Sachs & Co LLC, Goldman Sachs Asset Management, L.P. and the various funds described in the agreement.

10.3
Trademark License Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-5667, filed July 16, 2024)
10.5*	Second Amended and Restated Placement Agent Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of February 6, 2026
10.6
Amended and Restated Transfer Agency Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of September 6, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration statement on Form 10/A, Commission File No. 000-5667, filed on September 6, 2024)

10.7
Subscription Agreement, dated October 4, 2024, by and between Goldman Sachs Real Estate Finance Trust Inc and GS Fund Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 7, 2024)

10.8
Amended and Restated Independent Director Compensation Plan, effective as of January 6, 2025 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2024 filed on February 13, 2025)

10.9
Amended Form of Notice of Grant and Restricted Stock Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2024 filed on February 13, 2025)

10.10
Amended and Restated Expense Support and Reimbursement Agreement by and between the Registrant and Goldman Sachs & Co. LLC dated May 13, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2025)

10.11
Assignment and Assumption Agreement between Goldman Sachs Bank USA and REFT Charles Street LLC, dated as of May 16, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2025)

14.1
Policy on Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2024 filed on February 13, 2025)

19.1
Policy with Respect to Transactions in Shares of REITs and Tradeable Business Development Companies (Section 16) (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2024 filed on February 13, 2025)

21.1*	Subsidiaries of the Registrant
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025
99.2	Amended and Restated Corporate Governance Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)
99.3*	Amended Valuation Guidelines
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

February 25, 2026	/s/ Mallika Sinha
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

February 25, 2026	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

February 25, 2026	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 25, 2026	/s/ James Garman
James Garman
Chairperson of the Board

February 25, 2026	/s/ Jeffrey Fine
Jeffrey Fine
Director

February 25, 2026	/s/ Richard Spencer
Richard Spencer
Director

February 25, 2026	/s/ Gwendolyn Hatten Butler
Gwendolyn Hatten Butler
Independent Director

February 25, 2026	/s/ Trisha Miller
Trisha Miller
Independent Director

February 25, 2026	/s/ Glenn Rufrano
Glenn Rufrano
Independent Director

February 25, 2026	/s/ Simon M. Turner
Simon M. Turner
Independent Director