Form 10-Q
period 2026-03-31
Goldman Sachs Real Estate Finance Trust Inc
filed 2026-05-14
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 13, 2026, the registrant had the following shares of common stock outstanding: 14,971,895 shares of Series T, Series S, Series D and Series I, 2,000,000 shares of Class F-I, 1,996,805 shares of Class F-II, 4,056,907 shares of Series NV-1 and Series NV-2.*
*The registrant’s views its different series of common stock as being part of the same single class of common stock; i.e. the Series T, Series S, Series D and Series I are part of the same undesignated class of voting common stock and the Series NV-1 and Series NV-2 are part of the same undesignated class of non-voting common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $549,193 as of March 31, 2026 and $1,220,560 as of December 31, 2025)	$1,532,193	$1,287,006
Real estate-related securities, at fair value	45,778	23,095
Cash and cash equivalents	217,754	72,169
Restricted cash	17,969	14,054
Other assets	78,177	6,383
Total assets	$1,891,871	$1,402,707

Liabilities and Equity
Repurchase agreements	$429,678	$961,107
Collateralized loan obligations, net	917,886	—
Subscriptions received in advance	17,969	14,054
Distributions payable	3,414	2,853
Due to affiliates	14,901	13,412
Other liabilities	12,246	3,674
Total liabilities	1,396,094	995,100
Commitments and contingencies (Note 7)
Redeemable common stock – Class NV-1 shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$25,000	$25,068
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 4,459,012 shares issued and outstanding as of March 31, 2026 and 4,037,480 shares issued and outstanding as of December 31, 2025	44	40
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 8,854,949 shares issued and outstanding as of March 31, 2026 and 8,669,765 shares issued and outstanding as of December 31, 2025	89	87
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	20	20
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 1,996,805 shares issued and outstanding as of March 31, 2026 and 998,403 shares issued and outstanding as of December 31, 2025	20	10
Common stock - Class NV-2 shares, $0.01 par value per share, 100,000,000 shares authorized; 2,029,047 shares issued and outstanding as of March 31, 2026 and 0 shares issued and outstanding as of December 31, 2025	20	—
Additional paid-in capital	473,251	383,128
Accumulated deficit	(2,667)	(746)
Total equity	470,777	382,539
Total liabilities, redeemable common stock, and equity	$1,891,871	$1,402,707
        The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net Interest Income
Commercial real estate loan interest income	$22,712	$2,827
Real estate-related securities interest income	395	—
Other interest income	701	229
Interest expense	(15,012)	(968)
Net interest income	8,796	2,088
Loan fee income	2,511	685
Net revenues	11,307	2,773

Expenses
Organization costs	—	2,194
General and administrative	1,289	1,153
Related-party fees	2,204	26
Total expenses	3,493	3,373

Other Income
Unrealized gain (loss) on commercial real estate loan investments	(144)	1,388
Realized and unrealized gain (loss) on real estate-related securities	(261)	—
Total other income, net	(405)	1,388

Net income	$7,409	$788

Earnings per share:
Net income attributable to common stockholders
Basic	$0.40	$0.12
Diluted	$0.40	$0.12
Weighted average number of shares of common stock
Basic	18,500,025	6,657,557
Diluted	18,500,025	6,657,557
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	$—	$—	$40	$—	$87	$20	$10	$—	$383,128	$(746)	$382,539
Common shares issued, net of offering costs	—	—	5	—	9	—	10	14	95,337	—	95,375
Distribution reinvestment	—	—	—	—	1	—	—	—	3,557	—	3,558
Redemptions	—	—	(1)	—	(2)	—	—	—	(8,923)	—	(8,926)
Share transfer	—	—	—	—	(6)	—	—	6	—	—	—
Net income	—	—	—	—	—	—	—	—	—	7,409	7,409
Amortization of equity based compensation	—	—	—	—	—	—	—	—	84	—	84
Distributions declared	—	—	—	—	—	—	—	—	—	(9,330)	(9,330)
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	68	—	68
Balance at March 31, 2026	$—	$—	$44	$—	$89	$20	$20	$20	$473,251	$(2,667)	$470,777

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20		—	176,421	—	176,493
Distribution reinvestment	—	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—		(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Distributions declared	—	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance as of March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$—	$175,921	$(2,645)	$173,348
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$7,409	$788
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of discount on loans	(145)	(75)
Amortization of deferred financing costs	435	118
Amortization of share-based compensation	84	74
Realized and unrealized (gain) loss on sale of real estate-related securities	261	—
Unrealized (gain) loss on commercial real estate loan investments	144	(1,388)
Change in operating assets and liabilities
Other assets	(3,768)	(1,105)
Other liabilities	(452)	1,047
Due to affiliate	716	2,730
Net cash provided by operating activities	4,684	2,189

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(245,187)	(202,138)
Purchase of real estate securities	(24,185)	—
Proceeds from sale/repayments of real estate securities	1,449	—
Net cash used in investing activities	(267,923)	(202,138)

Cash flows from financing activities
Proceeds from issuance of common stock, net	82,325	180,193
Proceeds from issuance of redeemable common stock - related party	—	25,000
Repurchase of common stock	(107)	(10)
Proceeds from repurchase agreements	216,174	62,750
Repayments of repurchase agreements	(747,603)	—
Offering costs paid	(314)	—
Distributions paid	(5,211)	(1,742)
Proceeds from subscriptions received in advance	17,969	32,072
Payments of financing costs	(7,344)	(299)
Borrowings on collateralized loan obligations	856,850	—
Net cash provided by financing activities	412,739	297,964

Net increase in cash, cash equivalents and restricted cash	149,500	98,015
Cash, cash equivalents and restricted cash, beginning of period	86,223	8
Cash, cash equivalents and restricted cash, end of period	$235,723	$98,023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$72,169	$8
Restricted cash, beginning of period	14,054	—
Cash, cash equivalents and restricted cash, beginning of period	$86,223	$8

Cash and cash equivalents, end of period	$217,754	$65,951
Restricted cash, end of period	17,969	32,072
Cash, cash equivalents and restricted cash, end of period	$235,723	$98,023

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,713	$692

Non-cash activities:
Accrued distribution fee due to affiliate	$(8,098)	$(3,699)
Common stock distribution reinvestment	$3,558	$570
Accrued offering costs due to affiliate	$(1,801)	$(1,144)
Distribution payable	$(3,414)	$(1,120)
Debt issuance costs due to affiliate	$(82)	$(1,272)
Adjustment to carrying value of redeemable common stock	$68	$—
Redemptions payable	$(8,929)	$—
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Notes to Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND BUSINESS PURPOSE
Goldman Sachs Real Estate Finance Trust Inc (the “Company”) was formed as a Maryland corporation on March 8, 2024, primarily to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The Company is externally managed by Goldman Sachs Asset Management, L.P. (the “Adviser”), an affiliate of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”). The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, with personnel responsible for acting on its behalf as a registered investment adviser. On March 27, 2024, the Company was capitalized with a $10,000 investment by an affiliate of the Adviser.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting pursuant to Regulation S-X. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of management are necessary for the fair statement of results for the periods presented.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that may affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in an identified vehicle and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members, as well as whether the entity is a variable interest entity (“VIE”) for which the Company was the primary beneficiary.
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs where the Company is considered to be the primary beneficiary. VIEs are entities which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

The accompanying consolidated financial statements include the amounts of collateralized loan obligations (“CLO”) securitized and issued by wholly owned subsidiaries of the Company. The Company has determined the CLO is a VIE for which a subsidiary of the Company is the primary beneficiary. See Note 5 - Debt Obligations, for additional information. The assets and liabilities of the CLO are consolidated on the consolidated balance sheets in accordance with ASC 810, “Consolidation”.
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
Real Estate-Related Securities
The Company invests in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). Real estate-related securities are recorded at fair value. The related unrealized gains and losses on such securities are recorded as a component of realized and unrealized gain (loss) on real estate-related securities on the consolidated statements of operations. Interest income related to the securities are recorded as real estate-related securities interest income on the consolidated statements of operations.
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

Recognition of premiums and discounts associated with commercial real estate loan investments and real estate-related securities that are acquired are deferred and recorded over the term of the investment as an adjustment to interest income. For commercial real estate loans the Company originates, the Company recognizes the origination fee income and related costs in the period of origination in loan fee income and general and administrative expenses.
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
Share-Based Compensation
Share-based compensation consists of restricted stock units (“RSU”) that the independent directors of the Company are eligible to receive as part of their compensation for serving as directors. The fair value of the awards granted is recorded in general and administrative expenses on the consolidated statements of operations on a straight-line basis over the vesting period, with an offsetting increase in stockholders’ equity. The fair value is determined based upon the most recent NAV on the grant date.
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
Repurchase Agreements
Commercial real estate loan investments sold under repurchase agreements are treated as collateralized financing transactions. Commercial real estate loan investments financed through a repurchase agreement remain on the consolidated balance sheets as an asset and cash received from the purchaser is recorded on the consolidated balance sheets as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense on the consolidated statements of operations.
Deferred Financing Costs
Deferred financing costs related to the Company's various Master Repurchase Agreements are included in other assets on the consolidated balance sheets and are amortized into interest expense over the initial maturity of the related obligations. Deferred financing costs related to the Company's CLO are netted against the payable balance in collateralized loan obligations, net on the consolidated balance sheets and are amortized into interest expense on the consolidated statements of operations over the expected maturity using the effective interest rate method.

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
Other than with respect to voting rights and class-specific expenses, the classes of the Company’s common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share. Any remeasurement adjustment associated with the redeemable shares of Class NV-1 common stock is excluded from earnings per share as the redemption value approximates fair value.
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

3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below presents the Company’s commercial real estate loan investments, at fair value as of March 31, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
March 31, 2026
Senior loans	$1,621,272	$1,532,193	$1,532,193	6.36%	4.4

December 31, 2025
Senior loans	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6
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

The cost basis of the commercial real estate loan investments was $1.5 billion and $1.3 billion as of March 31, 2026 and December 31, 2025.
The tables below present the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Industrial	$382,843	25%	$317,684	24%
Multifamily	986,538	65%	807,707	63%
Hospitality	112,500	7%	112,500	9%
Self-Storage	50,312	3%	49,115	4%
Total	$1,532,193	100%	$1,287,006	100%

	March 31, 2026		December 31, 2025
U.S. Geographic Location	Fair Value	Percentage	Fair Value	Percentage
South	$579,425	38%	$549,915	43%
West	475,821	30%	393,656	31%
East	362,444	25%	229,085	18%
Various(1)	114,503	7%	114,350	8%
Total	$1,532,193	100%	$1,287,006	100%
(1)Includes portfolio loans with underlying properties located throughout the U.S. with no primary geographic location.

4. REAL ESTATE-RELATED SECURITIES, AT FAIR VALUE
The Company’s securities portfolio primarily consists of agency and non-agency RMBS and CMBS. The following table presents information on securities at March 31, 2026 and December 31, 2025 ($ in thousands):

Weighted Average Coupon	Weighted Average Maturity Date	Number of Positions	Face Amount	Amortized Cost Basis	Fair Value
March 31, 2026
5.11%	May 2052	82	$45,853	$45,954	$45,778

December 31, 2025
4.97%	June 2052	53	$23,100	$23,021	$23,095
5. DEBT OBLIGATIONS
Repurchase Agreements
The following table presents information on the Company’s repurchase agreements as of March 31, 2026 and December 31, 2025 ($ in thousands):

		March 31, 2026			December 31, 2025
	Maturity Date(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Amount Outstanding	Amount Outstanding
Citibank N.A.	January 2028	5.30%	$750,000	$208,866	$192,156
Wells Fargo Bank	March 2028	5.16%	500,000	139,679	395,054
Banco Santander	March 2029	5.02%	500,000	32,106	—
Morgan Stanley	June 2029	5.14%	750,000	49,027	373,897
Total			$2,500,000	$429,678	$961,107
(1)Maturity date does not include any extension options.
(2)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements bear interest at one-month term SOFR plus a spread.

In March 2026, the Company entered into a master repurchase agreement with Banco Santander. The Company has master repurchase agreements with each of the financial institutions, presented in the table above. Advances under the repurchase agreements accrue interest at a per annum rate equal to the SOFR for a one-month period plus a spread as agreed upon for each transaction. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements.
In connection with each of the repurchase agreements, the Company provided a guaranty (each, the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then-outstanding obligations. The Guaranty may become fully recourse to the Company upon certain events by the counterparty or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities incurred resulting from customary “bad boy” events as described in the Guaranty.
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2026, the Company was in compliance with all covenants.

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
The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of stockholders’ equity as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
March 31, 2026
Citibank N.A.	$208,866	$63,601	1.8

December 31, 2025
Citibank N.A.	$192,156	60,341	2.0
Wells Fargo Bank	395,054	102,419	2.2
Morgan Stanley	373,897	96,693	3.4
Total	$961,107	$259,453
(1)Assumes the repurchase agreement’s initial maturity date and does not include any extension options.

Collateralized Loan Obligations
In March 2026, the Company, through its indirect wholly owned subsidiaries, GS REFT 2026-FL1 Issuer, Ltd. (“CLO Issuer”) and GS REFT 2026 FL1 Co-Issuer, LLC (wholly owned by the CLO Issuer and a co-issuer with the CLO Issuer), issued eight classes of CLO notes totaling $977.8 million. The Company retained two classes of notes, which totaled $53.8 million.
On the CLO closing date, the six classes of notes issued to third parties (“Offered Notes”) were secured by a portfolio of real estate-related assets and cash with a fair value of $1.1 billion, with the real estate-related assets contributed from the Company’s existing loan portfolio. Initially, the proceeds of the issuance also included $67.0 million (“Delayed Closing Collateral Interest”) for the purpose of acquiring an additional commercial real estate loan investment, which the Company subsequently utilized in April 2026. The CLO includes a reinvestment period from the CLO closing date to the payment date in September 2028, per the Indenture relating to the CLO, (plus up to 60 days thereafter to the extent necessary to acquire reinvestment collateral interests pursuant to binding commitments entered into during the reinvestment period) during which the collateral manager is permitted to reinvest certain proceeds arising from the collateral interests in additional collateral interests meeting certain eligibility criteria.
The following table presents the terms of the Offered Notes as of March 31, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral(3)	Maturity Date
2026-FL1	5.53%	$924,000	22	$983,000	October 2043
(1) Represents the weighted average interest rate in effect as of March 31, 2026.
(2) Excludes $53.8 million of CLO notes retained by the Company, which are eliminated in consolidation.
(3) Excludes Delayed Closing Collateral Interest of $67.0 million. In April 2026, the Delayed Close Collateral Interest was fully utilized.

The CLO Issuer is a VIE primarily because the CLO does not have sufficient equity at risk to finance its activities without additional financial support. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. The Company determined that it is the primary beneficiary (and hence consolidates the VIE), as (1) the Company has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through the retained interests, the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination.
The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The liabilities of the VIE are non-recourse to the Company and can only be satisfied from the assets of the VIE. The Company is not obligated to provide, has not provided, and does not intend to provide material financial support to the VIE. The VIE’s assets can only be used to settle the obligations of the VIE.
The consolidation of the CLO Issuer results in an increase in the Company’s gross assets, liabilities, revenues and expenses, however the impact to the Company’s stockholders’ equity and net income are equivalent to the net retained economic interests in the VIE. The following table details the assets and liabilities of the CLO Issuer ($ in thousands):

March 31, 2026
Assets
Commercial real estate loan investments, at fair value	$983,000
Other assets	69,173
Total assets	$1,052,173

Liabilities:
Collateralized loan obligations, net	$971,698
Other liabilities	150
Total liabilities:	$971,848
The following table presents the aggregate amount of maturities of the Company’s outstanding debt obligations as of March 31, 2026 ($ in thousands):

Year	Repurchase agreements(1)	Collateralized loan obligations
2026 (remaining)	$—	$—
2027	—	—
2028	348,545	—
2029	81,133	—
2030	—	—
Thereafter	—	924,000
Total	$429,678	$924,000
(1)Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral and (ii) the maturity of the respective master repurchase agreement.

6. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

	March 31, 2026	December 31, 2025
Delayed closing collateral interest	$67,150	$—
Interest receivable	6,701	4,750
Deferred financing costs, net	2,352	1,476
Prepaid and other assets	1,974	157
Total other assets	$78,177	$6,383
The following table presents other liabilities by type ($ in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$742	$738
Accrued interest payable	2,149	2,484
Redemptions payable	8,929	107
Other liabilities	426	345
Total other liabilities	$12,246	$3,674
7. COMMITMENTS AND CONTINGENCIES
The Company was subject to the following commitments and contingencies:
Loan Commitments
As of March 31, 2026, the Company had unfunded loan commitments of $89.1 million, related to its commercial real estate loan investments. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of March 31, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

8. STOCKHOLDERS’ EQUITY
Authorized Capital
Pursuant to the Company’s charter, the Company is authorized to issue 2,220,000,000 shares of capital stock, of which (i) 2,010,000,000 shares are classified as voting common stock, of which (a) 500,000,000 shares are designated as a series of common stock named Series T, 500,000,000 shares are designated as a series of common stock named Series S, 500,000,000 shares are designated as a series of common stock named Series D, 500,000,000 shares are designated as a series of common stock named Series I, which collectively are one undesignated class of voting common stock, (b) 5,000,000 shares are designated as Class F-I shares and (c) 5,000,000 shares are designated as Class F-II shares and (ii) 110,000,000 shares are classified as non-voting common stock, of which 10,000,000 shares are designated as a series of non-voting common stock named Series NV-1 and 100,000,000 shares are designated as a series of non-voting common stock named Series NV-2, which collectively are one undesignated class of non-voting common stock, $0.01 par value per share, and (iii) 100,000,000 shares are classified as preferred stock, $0.01 par value per share. The voting and non-voting common stock have identical rights, preferences and privileges with the exception that the holders of the non-voting common stock cannot vote their shares on any matter upon which stockholders are entitled to vote. In addition, class-specific accruals may vary between the voting and non-voting common stock.
Common Shares
The following table presents changes to the Company’s outstanding common shares during the three months ended March 31, 2026 and 2025.

	Class S Shares	Class I Shares	Class F-I Shares	Class F-II Shares	Class NV-2 Shares	Total
December 31, 2025	4,037,480	8,669,765	2,000,000	998,403	—	15,705,648
Common shares issued	514,945	937,579	—	998,402	1,398,322	3,849,248
DRIP shares issued	40,571	97,353	—	—	4,155	142,079
Redemptions	(133,984)	(223,178)	—	—	—	(357,162)
Transfer in/(out)(1)	—	(626,570)	—	—	626,570	—
March 31, 2026	4,459,012	8,854,949	2,000,000	1,996,805	2,029,047	19,339,813
(1)In March 2026, certain Class I Shares were exchanged for an equivalent number of Class NV-2 Shares.

	Class S Shares	Class I Shares	Class F-I Shares	Total
December 31, 2024	—	400	—	400
Common shares issued	1,881,457	5,326,872	—	7,208,329
DRIP shares issued	10,113	12,681	—	22,794
Redemptions	—	(400)	—	(400)
Transfer in/(out)(1)	—	(2,000,000)	2,000,000	—
March 31, 2025	1,891,570	3,339,553	2,000,000	7,231,123

(1)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-1 Shares.

As of March 31, 2026 and 2025, no Class D or Class T shares were issued. See Note 9 - Redeemable Common Stock for information regarding the Company’s outstanding Class NV-1 common shares.

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
Class F-I shares are not eligible to participate in the share repurchase plan until January 6, 2027. Class F-II shares are not eligible to participate in the share repurchase plan until the later of (i) January 6, 2027 and (ii) one year from the date of issuance of the Class F-II shares.
Distributions
For the three months ended March 31, 2026 and 2025, the Company declared net distributions of $9.3 million and $3.5 million. As of March 31, 2026 and 2025, the Company had $3.4 and $1.1 million of distributions declared but not paid included in distributions payable on the consolidated balance sheets, of which $0.2 and $0.1 million was due to related parties.
The table below presents the distributions declared per share for each applicable class of common stock for the three months ended March 31, 2026 and 2025:

	Class S	Class I	Class NV-1	Class NV-2(1)	Class F-I(2)	Class F-II
March 31, 2026	$0.4455	$0.4980	$0.4980	$0.1675	$0.6347	$0.5570
March 31, 2025	$0.4636	$0.5160	$0.5160	$—	$0.1400	$—
(1)Class NV-2 shares were not issued and outstanding until March 2, 2026.
(2)Class F-I shares were not issued and outstanding until March 3, 2025.

Distributions declared for the three months ended March 31, 2026 and 2025, were all characterized as distributions from ordinary income.
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

Share-Based Compensation
In January 2026, the Company granted 13,567 restricted shares of Class I common stock to the Company’s independent directors related to fiscal year 2026 under the board compensation plan. The restricted shares granted for fiscal year 2026 will become unrestricted shares of common stock on December 31, 2026, subject to certain conditions that accelerate vesting.
In January 2025, the Company granted 1,612 and 11,800 restricted shares of Class I common stock, to the Company’s independent directors related to fiscal years 2024 and 2025 under the board compensation plan. The restricted shares granted for 2024 and 2025 vested and became unrestricted shares of common stock on January 6, 2025 and December 31, 2025.
For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million of compensation expense related to these awards.
9. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions – Related Party Stock Ownership). The following tables present the Company’s outstanding Class NV-1 common stock for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Class NV-1 Shares Outstanding	Class NV-1 Carrying Value
Balance as of December 31, 2025	1,000,000	$25,068
Common shares issued	—	—
Adjustment to carrying value	—	(68)
Balance as of March 31, 2026	1,000,000	$25,000

Balance as of December 31, 2024	—	$—
Common shares issued	1,000,000	25,000
Redemptions	—	—
Balance as of March 31, 2025	1,000,000	$25,000
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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its commercial real estate loan investments, which are classified within level 3 of the fair value hierarchy, and its real estate-related securities, which are classified within level 2 of the fair value hierarchy, as of March 31, 2026.
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total at Fair Value
March 31, 2026
Commercial real estate loan investments	$—	$—	$1,532,193	$1,532,193
Real estate-related securities	—	45,778	—	45,778
Total	$—	$45,778	$1,532,193	$1,577,971

December 31, 2025
Commercial real estate loan investments	$—	$—	$1,287,006	$1,287,006
Real estate-related securities	—	23,095	—	23,095
Total	$—	$23,095	$1,287,006	$1,310,101
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
The following table presents a summary of the changes in fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

Balance at December 31, 2025	$1,287,006
Loan acquisition, origination and fundings	245,187
Discount accretion	144
Net unrealized gain (loss)	(144)
Balance at March 31, 2026	$1,532,193
The following tables present the significant unobservable inputs used in the fair value measurement of the Company’s commercial real estate loan investments:

Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
March 31, 2026
Discounted cash flow	Discount rate	6.33%	5.97%-7.32%	2.1

December 31, 2025
Discounted cash flow	Discount rate	6.45%	6.08%-7.43%	2.3

The discount rate above is subject to change based on changes in economic and market conditions, in addition to changes in the underlying economics of the arrangement, such as changes in the underlying property valuation and debt service. These rates are also based on the location, type and nature of each underlying property and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rate encompasses, among other things, uncertainties in the valuation models with respect to the amount and timing of cash flows. The weighted average life above is based on expected cash flows. It is not possible for the Company to predict the effect of future economic or market conditions based on the estimated fair values.
Financial Instruments Not Measured at Fair Value
The fair values of certain short-term financial instruments such as cash and cash equivalents and other financial instruments approximate their carrying value on the consolidated balance sheets. Cash equivalents are primarily money market funds, which would have been classified as level 1 if they had been included in the Company’s fair value hierarchy.
The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt obligations and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used to determine the fair value of the Company’s indebtedness are considered level 3.
The tables below present the Company’s financial instruments not measured at fair value as of March 31, 2026 and December 31, 2025.

	Carrying Amount	Fair Value
March 31, 2026
Repurchase agreements	$429,678	$429,678
Collateralized loan obligations	924,000	924,000
Total	$1,353,678	$1,353,678

December 31, 2025
Repurchase agreements	$961,107	$961,107

11. RELATED PARTY TRANSACTIONS
Due to Affiliates
The table below presents information regarding due to affiliates as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued distribution fee	$8,098	$7,315
Advanced offering costs	1,801	1,894
Advanced organization costs	1,948	2,050
Reimbursable general and administrative expenses(1)	1,561	793
Management fee	490	395
Performance fee	863	917
Other financing costs	82	—
Accrued transfer agent fee	58	48
Total	$14,901	$13,412
(1)As of March 31, 2026 and December 31, 2025, reimbursable general and administrative expenses include $0.4 million and $0 related to Expense Support, as described below.

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
Except as described below with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee and performance fee through October 6, 2025, the first nine months from escrow break in the Offering. For the three months ended March 31, 2026, the Company has accrued $1.3 million and paid $1.2 million of management fees. The Company has accrued and paid $0.9 million of performance fees, as of March 31, 2026. No management fee or performance fee was accrued or paid during the three months ended March 31, 2025.
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
The Adviser agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company broke escrow for the Offering (January 6, 2026). During 2025, the Adviser advanced organization costs of $2.0 million and offering costs of $1.9 million on the Company’s behalf. No such costs were advanced by the Adviser during the three months ended March 31, 2026. The Company began to reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on January 6, 2026 and paid $0.2 million during the three months ended March 31, 2026 related to such costs.
The Adviser and its affiliates have also paid certain general and administrative expenses and financing costs on the Company’s behalf. During the three months ended March 31, 2026 and 2025, the Company incurred $0.4 million and $0.1 million and paid the Adviser $0 and $0.1 million related to such costs. In addition, the Adviser has paid certain general and administrative expenses on the Company’s behalf under the Expense Support Agreement, as described below.

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
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has deferred its right to receive such payment for the applicable month (or permanently waived). During the three months ended March 31, 2026 and 2025, the Company incurred $0.4 million and $0.5 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. No expenses reimbursable to the Adviser related to the Expense Support Agreement were paid during the three months ended March 31, 2026 and 2025.
Placement Agreement
In June 2024, the Company entered into a placement agent agreement, which has been subsequently amended (the “Placement Agent Agreement) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the "Placement Agent") as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s Class T, Class S, Class D, Class I, Class F-II and Class NV-2 common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.
The Placement Agent is entitled to receive upfront selling commissions of up to 3.0%, and upfront placement agent fees of 0.5%, of the transaction price of each Class T share sold in the Company’s primary offering; however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Placement Agent is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Placement Agent may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or placement fees are paid with respect to purchases of Class I, Class F-II, Class NV-2, or shares of any classes sold pursuant to the distribution reinvestment plan. The Placement Agent anticipates that all or a portion of the upfront selling commissions and placement fees will be retained by, or paid to, participating broker-dealers.
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

The Company does not pay a distribution fee with respect to outstanding Class I, Class F-II or Class NV-2 shares sold in the Offering.
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
For the three months ended March 31, 2026 and 2025, the Company accrued $1.0 million and $3.7 million for selling commissions over time as distribution fees and paid the Placement Agent $0.2 million and $0 related to such fees.
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
For the three months ended March 31, 2026 and 2025, the Company recognized expense of $0.1 million and $0 for the transfer agent fee. For the three months ended March 31, 2026 and 2025, the Company paid the Transfer Agent $48.1 thousand and $0 for the transfer agent fee.
Placement Agent Agreement for CLO
In connection with the Company’s entry into a CLO, Goldman Sachs & Co. LLC, along with Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Santander US Capital Markets LLC and Raymond James & Associates, Inc., acted as placement agent to place the Offered Notes in the CLO pursuant to a Placement Agency Agreement dated as of March 13, 2026. The Company paid Goldman Sachs & Co. LLC approximately $0.7 million representing its portion of the placement agent compensation. Because Goldman Sachs & Co. LLC is an affiliate of the Company, the transaction constituted a related-party transaction and was reviewed and approved by the independent members of the Company’s Affiliate Transactions Committee in accordance with the Company’s related-party transaction policies.

Collateral Management Agreement for CLO
The Adviser serves as the collateral manager for the CLO. As such, it will perform certain advisory, administrative and monitoring functions with respect to the collateral interests securing the offered notes pursuant to a Collateral Management Agreement, dated as of March 31, 2026. The Adviser has waived its entitlement to the collateral manager fee for so long as the Adviser or any of its affiliates is the collateral manager and also the Company’s advisor.
Acquisitions from Goldman Sachs
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
Goldman Sachs has agreed to hold the shares of Class NV-1 common stock issued in respect of the Goldman Sachs Investment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) three years after the initial closing in the Offering. Following such date, Goldman Sachs may request quarterly, with respect to the shares issued in respect of the Goldman Sachs Investment, that the Company repurchases, a number of Class NV-1 common stock in an amount equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after the Company first satisfies repurchase requests from all other common stockholders who have properly submitted a repurchase request for such quarter in accordance with the Company’s share repurchase plan. Notwithstanding the foregoing, for so long as Goldman Sachs acts as Adviser, the Company will not effect any Goldman Sachs repurchase during any quarter in which the full amount of all common shares requested to be repurchased by stockholders other than Goldman Sachs under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.
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
The CODM reviews, among other things, consolidated net income that is reported on the consolidated statements of operations to make decisions, allocates resources and assesses performance and does not evaluate the net income from any separate geography or product line. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Because the accounting policies for the segment are the same as those described in Note 2 - Significant Accounting Policies, total segment net income and total segment assets are equal to total net income and total assets, as reported on the consolidated statements of operations and consolidated balance sheets. The significant segment expenses regularly provided to the CODM, generally, include interest expense and general and administrative expenses, as separately presented on the consolidated statements of operations.
13. SUBSEQUENT EVENTS
None, except as disclosed in Footnote 5 - Debt Obligations above.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Goldman Sachs Real Estate Finance Trust,” the “Company,” “we,” “us,” or “our” refer to Goldman Sachs Real Estate Finance Trust Inc and its subsidiaries unless the context specifically requires otherwise.
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
Executive Overview
Introduction
Goldman Sachs Real Estate Finance Trust Inc is a perpetual life, net asset value (“NAV”)-based real estate investment trust (“REIT”) formed on March 8, 2024, as a Maryland corporation to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The investment objective is to generate current income and attractive risk-adjusted returns by originating senior secured, floating-rate loans, and, to a lesser extent, B Notes and mezzanine loans (collectively, “junior loans”), collateralized by real property or ownership interests in real property (collectively “Credit Investments”). Our Credit Investments are expected to be diversified across property type and geography, with a focus on multifamily, industrial, student housing, seniors housing, hospitality, retail and other major sectors located in gateway and growth markets. We expect to generate current cash flow by financing real estate assets or portfolios in moderate transition.

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
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2025. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
We satisfied the minimum offering amount and broke escrow in the continuous private offering on January 6, 2025 (“Escrow Break”).
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial real estate loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments and real estate-related securities. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrower of the outstanding principal balance of our commercial real estate loan investments during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, to the extent we sponsor collateralized loan obligations (“CLO”) and retain the junior securities, our operating results will be affected by the performance of the underlying collateral, including default rates, loss severities and prepayment rates, as well as the structural features and payment priorities of the CLO, all of which may cause the value of and cash flows on our retained interests to fluctuate.
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
Outlook
During the first quarter of 2026, commercial real estate market fundamentals continued to show signs of stabilization and improvement, contributing to sustained transaction volume and lending activity, despite broader market volatility from geopolitical and technological uncertainty. With liquidity persisting across real estate credit markets, we continue to observe spread compression and remain actively engaged in navigating the competitive landscape. Transaction activity gained momentum as price discovery improved and bid-ask spreads narrowed.
As greater clarity emerges around the path of monetary policy, we expect transaction activity to continue to increase, including a larger share of opportunities where we are financing acquisitions. Robust transaction momentum is expected to drive increased demand for credit, thereby creating more opportunities for us to deploy capital at current valuations. While lower base rates could impact the yield on the underlying loans, the reduction in our financing costs, also floating rate, will serve as a buffer to any tightening. Therefore, we believe the portfolio is well positioned to continue performing across varying interest rate environments.

Since commencing investment activity, we have capitalized on the opportunity to generate attractive risk-adjusted yields with a significant equity cushion from a senior lending position at current valuations for the real estate collateral. The current portfolio is comprised primarily of senior loans across the multifamily, industrial, hospitality and self-storage sectors, supported by stable in-place cash flows and/or select transitional business plans requiring a moderate level of investment for lease-up, renovation, or repositioning. All loans in the portfolio are structured with robust downside protections to mitigate potential risks, including performance-based extension tests, cash management provisions, and interest rate floors. We continue to actively monitor the portfolio through in-house asset management and close alignment with sponsors.
Despite increased competition we remain selective and disciplined in our underwriting. From a portfolio construction perspective, we maintain conviction in defensive property types within markets supported by favorable long-term demographic and economic trends to generate durable income and withstand operating pressure. We believe the ongoing supply-demand imbalance in real estate credit will continue to create favorable opportunities for alternative lending providers.
First Quarter 2026 Highlights
Capital Activity
•Declared monthly net distributions totaling $9.3 million for the three months ended March 31, 2026.
•Raised $95 million of net proceeds from the sale of our common stock through our continuous private offering.
Investments
•Originated five floating rate senior commercial real estate loans collateralized by multifamily and industrial properties in the United States with a loan commitment amount of $251 million and total outstanding principal amount of $241 million.
•Purchased $24.2 million in real estate-related securities.
Financing Activities
•Entered into a master repurchase agreement and pledged certain commercial real estate loans as collateral and made net pay downs of $531.4 million across all repurchase agreements.
•Financed a pool of loans and loan participations from our existing loan portfolio through a managed CLO, contributing $1.1 billion of commercial real estate loan investments and collateral into the CLO, issuing $924.0 million of offered notes, plus $53.8 million of notes retained by us.
Financial Condition
Investment Activities
As of March 31, 2026, we originated or acquired commercial real estate loans with a fair value of $1.5 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread and had a weighted average interest rate of 6.36% as of March 31, 2026.

The table below presents certain selected information regarding our loan portfolio ($ in thousands):

	March 31, 2026	December 31, 2025
Number of investments	30	25
Principal balance outstanding	1,532,193	1,287,006
Fair value	1,532,193	1,287,006
Unfunded loan commitments(1)	89,079	83,174
Weighted-average interest rate(2)	6.36%	6.49%
Weighted-average maximum maturity (years)(3)	4.4	4.6
Weighted average loan to value (LTV)(4)	66%	66%
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

The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of March 31, 2026:

As of March 31, 2026, we had the following investments in commercial real estate loan investments ($ in thousands):

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	6.37%	$33,300	$33,300	$33,300	2030
Industrial	Various	1/10/2025	6.27%	127,200	114,503	114,503	2031
Industrial	Riverside, CA	1/15/2025	6.57%	68,493	61,157	61,157	2030
Multifamily	Austin, TX	2/7/2025	6.37%	37,500	37,350	37,350	2030
Industrial	Las Vegas, NV	2/28/2025	6.47%	31,000	29,026	29,026	2030
Multifamily	Charlotte, NC	4/25/2025	6.17%	51,000	50,500	50,500	2030
Self Storage	Los Angeles, CA	4/25/2025	7.42%	55,079	50,313	50,313	2030
Multifamily	Denver, CO	4/28/2025	6.12%	72,700	72,200	72,200	2030
Industrial	Dallas, TX	4/28/2025	6.52%	37,300	30,742	30,742	2030
Industrial	Multi-city, NJ	5/16/2025	6.52%	74,341	54,585	54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.22%	52,500	51,500	51,500	2030
Hotel	Phoenix, AZ	5/30/2025	7.22%	51,500	51,500	51,500	2030
Multifamily	Tampa, FL	7/11/2025	6.22%	110,482	105,482	105,482	2030
Multifamily	Boston, MA	8/6/2025	6.12%	69,500	69,500	69,500	2030
Multifamily	Georgetown, TX	8/28/2025	6.57%	37,000	37,000	37,000	2030
Hotel	Miami, FL	9/26/2025	6.72%	61,000	61,000	61,000	2030
Multifamily	Emeryville, CA	9/30/2025	6.87%	51,300	50,650	50,650	2030
Multifamily	San Francisco, CA	10/21/2025	6.07%	29,125	29,125	29,125	2030
Industrial	Buda, TX	10/24/2025	6.82%	40,600	29,447	29,447	2030
Multifamily	Austin, TX	11/4/2025	6.12%	48,600	47,621	47,621	2030
Multifamily	Houston, TX	11/21/2025	5.97%	43,900	40,000	40,000	2030
Multifamily	Houston, TX	12/2/2025	5.97%	38,560	37,500	37,500	2031
Multifamily	Dallas, TX	12/12/2025	6.12%	44,600	44,600	44,600	2031
Multifamily	Houston, TX	12/15/2025	5.97%	48,600	47,300	47,300	2031
Multifamily	Charlotte, NC	12/19/2025	6.07%	55,000	54,837	54,837	2031
Industrial	Fort Worth, TX	1/23/2026	6.42%	31,370	28,083	28,083	2031
Industrial	Islandia, NY	1/30/2026	6.77%	41,000	35,300	35,300	2031
Multifamily	Boone, NC	2/3/2026	6.17%	50,475	50,475	50,475	2031
Multifamily	Denver, CO	2/26/2026	6.12%	81,000	80,350	80,350	2031
Multifamily	Raleigh, NC	2/26/2026	6.17%	47,247	47,247	47,247	2031
Total			6.36%	$1,621,272	$1,532,193	$1,532,193
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
Our loan portfolio had a weighted-average loan risk rating of 2 as of March 31, 2026.
Real Estate-Related Securities, at Fair Value
As of March 31, 2026, our real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The following table presents information on our real estate-related securities ($ in thousands):

	March 31, 2026	December 31, 2025
Number of positions	82	53
Face amount	$45,853	$23,100
Amortized cost	$45,954	$23,021
Fair value	$45,778	$23,095
Period-end weighted average yield	5.11%	4.97%
Weighted average maturity date	May 2052	June 2052
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and repurchase agreements. We have four repurchase agreements that bear interest at one-month term SOFR plus a spread. The below table summarizes our repurchase agreements as of March 31, 2026 ($ in thousands):

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	5.30%	January 2028	$750,000	$208,866
Wells Fargo Bank	5.16%	March 2028	500,000	139,679
Banco Santander	5.02%	March 2029	500,000	32,106
Morgan Stanley	5.14%	June 2029	750,000	49,027
			$2,500,000	$429,678
(1)Represents the weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under the repurchase agreements bear interest at one-month term SOFR plus a spread.
(2)Maturity date does not include any extension options.

Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants designed to ensure adequate liquidity, limit balance sheet leverage, and maintain a meaningful equity base over time. These agreements require that at a minimum we maintain a minimum level of unrestricted cash and/or liquid assets at all times equal to the greater of $10.0 million and 5% of our recourse indebtedness, total liabilities may not exceed 4.0x total assets, and we must maintain a tangible net worth of at least 75% of net proceeds from our equity raises (after accounting for any redemptions).
As of March 31, 2026, we were in compliance with the covenants of our repurchase agreements.

The table below summarizes our collateralized loan obligations as of March 31, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral(3)	Maturity Date
2026-FL1	5.53%	$924,000	22	$983,000	October 2043
(1) Represents the weighted average interest rate in effect as of March 31, 2026.
(2) Excludes $53.8 million of CLO notes retained by us, which are eliminated in consolidation.
(3) Excludes Delayed Closing Collateral Interest of $67.0 million. In April 2026, the Delayed Close Collateral Interest was fully utilized.

Results of Operations
For the three months ended March 31, 2026 and 2025 our results of operations consisted of ($ in thousands, except per share amount):

	Three Months Ended March 31,
	2026	2025	Change
Net Interest Income
Commercial real estate loan interest income	$22,712	$2,827	$19,885
Real estate-related securities interest income	395	—	395
Other interest income	701	229	472
Interest expense	(15,012)	(968)	(14,044)
Net interest income	8,796	2,088	6,708
Loan fee income	2,511	685	1,826
Net revenues	11,307	2,773	8,534

Expenses
Organization costs	—	2,194	(2,194)
Related-party fees	2,204	26	2,178
General and administrative	1,289	1,153	136
Total expenses	3,493	3,373	120

Other Income
Unrealized gain (loss) on commercial real estate loan investments	(144)	1,388	(1,532)
Realized and unrealized gain (loss) on real estate-related securities	(261)	—	(261)
Total other income, net	(405)	1,388	(1,793)

Net income	$7,409	$788	$6,621

Earnings per share:
Net income attributable to common stockholders
Basic	$0.40	$0.12	$0.28
Diluted	$0.40	$0.12	$0.28
Weighted average number of shares of common stock
Basic	18,500,025	6,657,557	11,842,468
Diluted	18,500,025	6,657,557	11,842,468

Net interest income
Net interest income increased as a result of thirty commercial real estate loans earning interest during the three months ended March 31, 2026 compared to five commercial real estate loans earning interest during the three months ended March 31, 2025. This was partially offset by interest expense related to the repurchase facilities.
Loan fee income
Loan fee income increased as a result of an increase in the number of commercial real estate loans originated during the period. During the three months ended March 31, 2026, we originated five commercial real estate loans compared to two loans originated during the three months ended March 31, 2025.
Expenses
Expenses increased during the three months ended March 31, 2026 primarily due to the increase in related-party fees offset by the decrease in organization costs.
Related-party fees primarily consist of management fees, performance fees and transfer agent fees. The management and performance fee was waived for all classes of our common stock outstanding through October 6, 2025, the first nine months from escrow break in the Offering.
Other income, net
Other income decreased as a result of unrealized and realized losses on the real estate-related securities and unrealized losses on commercial real estate loan investments compared to unrealized gains on commercial real estate loan investments. As discussed in Note 11 - Related Party Transactions of the consolidated financial statements, three Warehoused Investments were acquired from Goldman Sachs during the three months ended March 31, 2025 at the aggregate cost basis of $138.2 million and corresponding fair value of $139.6 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay distributions, fund investments, repay borrowings, repurchase shares and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from repurchase agreements, collateralized loan obligations, loan repayments and future issuances of equity and/or debt securities.
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
We expect to generate cash primarily from (i) the net proceeds of our private offering, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter.

Our Adviser agreed to several support measures. Our Adviser advanced all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through January 6, 2026, the first anniversary of the date on which we broke escrow for the private offering. We will reimburse the Adviser for such advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we broke escrow for the private offering. The Adviser has incurred organization and offering expenses on our behalf of which $3.7 million is payable as of March 31, 2026. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser waived its management fee and performance fee for the first nine months commencing on and including the date on which we broke escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Adviser may elect to pay certain of our general and administrative expenses on our behalf. Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement.
We held cash and cash equivalents of $217.8 million and restricted cash of $18.0 million as of March 31, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities	$4,684	$2,189
Cash flows from investing activities	(267,923)	(202,138)
Cash flows from financing activities	412,739	297,964
Net change in cash, cash equivalents and restricted cash	$149,500	$98,015
Cash flows provided by our operating activities increased $2.5 million during the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by the increase in net interest income resulting from an additional 25 commercial real estate loans.
Cash flows used in our investing activities increased $65.8 million during the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by an increase in the principal balance of loans originated and additional investments in real estate-related securities.
Cash flows provided by our financing activities increased $114.8 million for the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by proceeds from the issuance of our CLO net with net pay downs of our repurchase facilities.
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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of March 31, 2026, we had $217.8 million of cash and cash equivalents. We may also have additional available borrowings under our repurchase agreements based on existing collateral or additional capacity related to unfunded commitments from our commercial real estate loan investments.
Amounts available under these sources as of March 31, 2026 and December 31, 2025 are summarized in the following table ($ in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$217,754	$72,169
Available borrowings under master repurchase agreements	2,070,322	1,038,893
	$2,288,076	$1,111,062
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
The CLO includes a reinvestment period until September 2028 (plus up to 60 days thereafter to the extent necessary to acquire reinvestment collateral interests pursuant to binding commitments entered into during the reinvestment period) during which we may acquire additional collateral interests meeting certain eligibility criteria.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, we had unfunded commitments of $89.1 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.4 years.
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
Redeemable Common Stock
We classify common stock held by Goldman Sachs as redeemable common stock because the Goldman Sachs Investment is held by an entity that is considered our affiliate and there is no requirement for the affiliate transaction committee (which is comprised solely of independent directors) or similar governing committee to approve or reject the redemption of the Goldman Sachs interest.
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
Our NAV per share is calculated by an affiliate of CBRE, Inc. (“CBRE”), a third-party firm that provides us with certain administrative and accounting services, as of the last calendar day of each month and is available generally within 15 calendar days after the end of each applicable month. The Adviser is responsible for reviewing and confirming our NAV and overseeing the process around the calculation of our NAV.
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
The following table presents the components of our NAV as of March 31, 2026 and December 31, 2025 ($ in thousands, except share data):

Components of NAV	March 31, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$1,532,193	$1,287,006
Real estate-related securities, at fair value	45,778	23,095
Cash and cash equivalents	217,754	72,169
Restricted cash	17,969	14,054
Other assets	78,177	6,383
Repurchase agreements, at fair value	(429,678)	(961,107)
Collateralized loan obligations, net	(917,886)	—
Subscriptions received in advance	(17,969)	(14,054)
Distributions payable	(3,414)	(2,853)
Other liabilities	(3,317)	(3,674)
Redemptions payable	(8,929)	—
Due to affiliates(1)	(2,721)	(2,227)
Net asset value	$507,957	$418,792
Number of outstanding shares(2)	20,339,813	16,705,647
(1)Excludes (i) amounts advanced by the Adviser of $1.9 million for organization costs and $1.8 million for offering costs, and (ii) accrued distribution fees not currently payable to the Placement Agent of $8.0 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.4 million.
(2)Includes 1,000,000 shares of Class NV-1 common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of March 31, 2026 ($ in thousands, except share and per share data):

	Class S	Class I	Class NV-1	Class NV-2	Class F-I	Class F-II	Aggregate NAV
Net asset value	$111,316	$221,197	$24,968	$50,659	$49,944	$49,872	$507,956
Number of outstanding shares	4,459,012	8,854,949	1,000,000	2,029,047	2,000,000	1,996,805	20,339,813
NAV Per Share	$24.96	$24.98	$24.97	$24.97	$24.97	$24.98	$24.97

The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

	March 31, 2026	December 31, 2025
Stockholders' equity	$470,777	$382,539
Adjustments:
Redeemable common stock - related party(1)	25,000	25,068
Organization and offering costs advanced by Adviser(2)	3,749	3,944
General and administrative expenses advanced by Adviser(3)	414	—
Accrued distribution fees not currently payable(4)	8,017	7,241
NAV	$507,957	$418,792
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value per share as of period end.
(2)The Adviser advanced all of our organization and offering costs, other than upfront selling commissions, placement fees and distributions fees, through January 6, 2026, the first anniversary of the date of Escrow Break. We expensed organization costs as incurred in our consolidated statements of operations and recorded our offering costs as a reduction of additional paid-in capital in our consolidated balance sheets. We began to reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on January 6, 2026. For purposes of calculating our NAV, organization costs and offering costs paid by the Adviser are not recognized as an expense or a reduction to NAV until we reimburse the Adviser for these costs.
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
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of March 31, 2026, we have accrued distributions fees totaling $8.1 million, of which $0.1 million is currently payable to the Placement Agent.

Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the March 31, 2026 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	5.97% - 7.32%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of March 31, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.

The changes listed below would result in the following effects on our investment values ($ in thousands):

	March 31, 2026
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(30,239)	(1.97)%
1.00% decrease	$—	—%
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
We began declaring monthly distributions in January 2025. The net distribution varies for each class based on any applicable distribution fee (which is paid to the applicable distributor), management fee and performance fee, each of which is deducted on a class basis from the gross distribution per share.
The table below details the net distribution per share for each of our common share classes for the three months ended March 31, 2026:

	Class T	Class S	Class D	Class I	Class NV-1	Class NV-II	Class F-I	Class F-II
January 31, 2026	$—	$0.1479	$—	$0.1660	$0.1660	$—	$0.2118	$0.1850
February 28, 2026	—	0.1497	—	0.1660	0.1660	—	0.2152	0.1910
March 31, 2026	—	0.1479	—	0.1660	0.1660	0.1675	0.2077	0.1810
Total	$—	$0.4455	$—	$0.4980	$0.4980	$0.1675	$0.6347	$0.5570
The following table summarizes our distributions paid during the three months ended March 31, 2026 and the year ended December 31, 2025 ($ in thousands):

	Three Months Ended		Year Ended
	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,211	59%	$12,572	60%
Reinvested in shares	3,558	41%	8,335	40%
Total distributions	$8,769	100%	$20,907	100%
Source of distributions
Cash flow from operating activities(1)	$8,769	100%	$20,907	100%
Total sources of distribution	$8,769	100%	$20,907	100%

Net cash provided by operating activities	$4,684		$25,677
(1)As of March 31, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. Cash flow from operating activities is supported by expense payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 11 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreements.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026.
Securitizations may subject us to U.S. federal income tax.
Our securitizations have resulted, and could in the future result, in the creation of taxable mortgage pools (“TMPs”), for U.S. federal income tax purposes. A TMP is generally treated as a fully taxable C-corporation for tax purposes. However, so long as our REIT subsidiary owns 100% of the equity interests in a TMP and such REIT subsidiary remains qualified as a REIT for U.S. federal income tax purposes, the TMP is expected to be treated as a “qualified REIT subsidiary” that is generally treated as part of such REIT subsidiary rather than as a fully taxable C-corporation for tax purposes. Our REIT subsidiary currently owns 100% of the equity interests in each TMP created by our securitizations.
CLO arrangements are TMPs. To minimize the negative tax impact that “excess inclusion income” relating to CLOs would have on certain of our stockholders, in our discretion, we have structured CLOs through a REIT subsidiary that we hold through an intervening partnership. The REIT subsidiary structure is intended to prevent any excess inclusion income from being allocated to us or our stockholders, although the IRS might take a different view. Instead, any excess inclusion income is intended to be allocated to a domestic TRS through its interest in the intervening partnership. Since a domestic TRS is generally subject to U.S. federal corporate income tax, this would generally increase the entity-level tax of the TRS that all of our stockholders will indirectly bear regardless of whether such stockholder may be sensitive to receiving excess inclusion income.
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
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended March 31, 2026, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
In January 2026, we issued approximately 12,849 Class S shares at a price per share of $25.02 for a total value of $0.3 million, and approximately 32,143 Class I shares at a price per share of $25.06 for a total value of $0.8 million.

In February 2026, we issued approximately 13,123 Class S shares at a price per share of $25.06 for a total value of $0.3 million, and approximately 34,401 Class I shares at a price per share of $25.07 for a total value of $0.9 million.
In March 2026, we issued approximately 14,598 Class S shares at a price per share of $25.02 for a total value of $0.4 million, and approximately 30,808 Class I shares at a price per share of $25.03 for a total value of $0.8 million.
Independent Director Compensation
On January 2, 2026, we granted 13,567 restricted shares of our Class I common stock which related to 2026 with an aggregate value of $0.3 million to our four independent directors as compensation for their services pursuant to the terms of our Independent Director Compensation Plan (the “Plan”). Pursuant to the terms of the Plan, at least 60% of a director’s total annual compensation is paid in the form of an annual grant of restricted stock subject to a director’s ability to elect to receive additional amounts in equity (in lieu of cash). Two of our independent directors elected to receive 100% of the annual retainer in equity. The shares were issued in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.
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
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real estate-related investments or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, we may choose to repurchase fewer shares in any particular quarter than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such an action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each calendar quarter.
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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2026	—	$—	—	—%	—
February 2026	—	—	—	—%	—
March 2026	357,162	25.03	357,162	0.01%	—
	357,162	$25.03	357,162	0.01%	—
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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.     OTHER INFORMATION
(c) During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.

Exhibits No.	Description
3.1
Third Articles of Amendment and Restatement of Goldman Sachs Real Estate Finance Trust Inc (the “Registrant”), effective as of October 4, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2024)

3.2	Articles of Amendment of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.3	Articles Supplementary of the Registrant, effective as of January 27, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
3.4	Articles of Amendment of the Registrant, effective as of February 4, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2026)
3.5	Articles of Amendment of the Registrant, effective as of February 4, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2026)
3.6
Bylaws of the Registrant, dated as of March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Commission File No. 000-56667, filed July 16, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
10.1
Second Amended and Restated Placement Agent Agreement between the Registrant and Goldman Sachs & Co. LLC, dated as of February 6, 2026 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 25, 2026)

10.2
Indenture dated as of March 31, 2026, by and among GS REFT 2026-FL1 Issuer, Ltd., GS REFT 2026-FL1 Co-Issuer, LLC, GS REFT CLO Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2026)

10.3
Preferred Share Paying Agency Agreement dated as of March 31, 2026, by and among GS REFT 2026-FL1 Issuer, Ltd., Computershare Trust Company, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 6, 2026)

10.4
Collateral Interest Purchase Agreement dated as of March 31, 2026, by and among GS REFT 2026-FL1 Issuer, Ltd., GS REFT CLO Seller, LLC, GS REFT Investments LP and GS REFT Sub-REIT, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2026)

10.5
Collateral Management Agreement dated as of March 31, 2026, by and between GS REFT 2026-FL1 Issuer, Ltd. and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 6, 2026)

10.6
Servicing Agreement dated as of March 31, 2026, by and among GS REFT 2026-FL1 Issuer, Ltd., Goldman Sachs Asset Management, L.P., Trimont LLC, GS REFT CLO Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 6, 2026)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2	Amended Valuation Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed February 25, 2026)
99.3	Amended and Restated Corporate Governance Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (iv) Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

May 14, 2026	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)