Form 10-Q
period 2026-06-30
Goldman Sachs Real Estate Finance Trust Inc
filed 2026-08-13
CIK 2027537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
[As of August 12, 2026, the registrant had the following shares of common stock outstanding: 16,840,508 shares of Series T, Series S, Series D and Series I, 2,000,000 shares of Class F-I, 1,996,805 shares of Class F-II, 4,098,218 shares of Series NV-1 and Series NV-2.*]
*The registrant views its different series of common stock as being part of the same single class of common stock; i.e. the Series T, Series S, Series D and Series I are part of the same undesignated class of voting common stock and the Series NV-1 and Series NV-2 are part of the same undesignated class of non-voting common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc
Table of Contents

		Page No.
Part I. Financial Information		2

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	2

	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2026 and 2025 and the Six Months Ended June 30, 2026 and 2025	3

	Unaudited Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2026 and 2025 and the Six Months Ended June 30, 2026 and 2025	4

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.	Controls and Procedures	44

Part II. Other Information		45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $957,505 as of June 30, 2026 and $1,220,560 as of December 31, 2025)	$2,091,305	$1,287,006
Real estate-related securities, at fair value	76,071	23,095
Cash and cash equivalents	93,075	72,169
Restricted cash	30,838	14,054
Other assets	10,043	6,383
Total assets	$2,301,332	$1,402,707

Liabilities and Equity
Repurchase agreements	$753,176	$961,107
Collateralized loan obligations, net	917,820	—
Subscriptions received in advance	30,838	14,054
Distributions payable	3,971	2,853
Due to affiliates	16,286	13,412
Other liabilities	9,483	3,674
Total liabilities	1,731,574	995,100
Commitments and contingencies (Note 7)
Redeemable common stock – Class NV-1 shares - related party, $0.01 par value per share, 10,000,000 shares authorized; 2,001,201 shares issued and outstanding as of June 30, 2026 and 1,000,000 issued and outstanding as of December 31, 2025	$50,000	$25,068
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class T shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class S shares, $0.01 par value per share, 500,000,000 shares authorized; 4,939,615 shares issued and outstanding as of June 30, 2026 and 4,037,480 shares issued and outstanding as of December 31, 2025	49	40
Common stock - Class D shares, $0.01 par value per share, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class I shares, $0.01 par value per share, 500,000,000 shares authorized; 10,311,505 shares issued and outstanding as of June 30, 2026 and 8,669,765 shares issued and outstanding as of December 31, 2025	103	87
Common stock - Class F-I shares, $0.01 par value per share, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	20	20
Common stock - Class F-II shares, $0.01 par value per share, 5,000,000 shares authorized; 1,996,805 shares issued and outstanding as of June 30, 2026 and 998,403 shares issued and outstanding as of December 31, 2025	20	10
Common stock - Class NV-2 shares, $0.01 par value per share, 100,000,000 shares authorized; 2,069,378 shares issued and outstanding as of June 30, 2026 and 0 shares issued and outstanding as of December 31, 2025	21	—
Additional paid-in capital	521,961	383,128
Accumulated deficit	(2,416)	(746)
Total equity	519,758	382,539
Total liabilities, redeemable common stock, and equity	$2,301,332	$1,402,707
        The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Interest Income
Commercial real estate loan interest income	$28,084	$7,673	$50,796	$10,500
Real estate-related securities interest income	905	—	1,300	—
Other interest income	1,127	1,094	1,829	1,323
Interest expense	(20,044)	(4,653)	(35,057)	(5,621)
Net interest income	10,072	4,114	18,868	6,202
Loan fee income	6,432	3,201	8,943	3,886
Net revenues	16,504	7,315	27,811	10,088

Expenses
Organization costs	—	—	—	2,194
Related-party fees	3,030	32	5,235	58
General and administrative	1,537	1,083	2,825	2,236
Total expenses	4,567	1,115	8,060	4,488

Other Income
Unrealized gain (loss) on commercial real estate loan investments	(158)	(126)	(302)	1,262
Realized and unrealized gain (loss) on real estate-related securities	(135)	—	(396)	—
Total other income, net	(293)	(126)	(698)	1,262

Net income	$11,644	$6,074	$19,053	$6,862

Earnings per share:
Net income attributable to common stockholders
Basic	$0.52	$0.56	$0.93	$0.78
Diluted	$0.52	$0.56	$0.93	$0.78
Weighted average number of shares of common stock
Basic	22,505,722	10,807,849	20,513,939	8,732,703
Diluted	22,505,722	10,807,849	20,513,939	8,732,703

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	$—	$—	$40	$—	$87	$20	$10	$—	$383,128	$(746)	$382,539
Common shares issued, net of offering costs	—	—	5	—	9	—	10	14	95,337	—	95,375
Distribution reinvestment	—	—	—	—	1	—	—	—	3,557	—	3,558
Redemptions	—	—	(1)	—	(2)	—	—	—	(8,923)	—	(8,926)
Share transfer	—	—	—	—	(6)	—	—	6	—	—	—
Net income	—	—	—	—	—	—	—	—	—	7,409	7,409
Amortization of equity based compensation	—	—	—	—	—	—	—	—	84	—	84
Distributions declared	—	—	—	—	—	—	—	—	—	(9,330)	(9,330)
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	68	—	68
Balance at March 31, 2026	$—	$—	$44	$—	$89	$20	$20	$20	$473,251	$(2,667)	$470,777
Common shares issued, net of offering costs	$—	$—	$4	$—	$15	$—	$—	$—	$49,097	$—	$49,116
Distribution reinvestment	—	—	1	—	1	—	—	1	4,458	—	4,461
Redemptions	—	—	—	—	(2)	—	—	—	(4,930)	—	(4,932)
Net income	—	—	—	—	—	—	—	—	—	11,644	11,644
Amortization of equity based compensation	—	—	—	—	—	—	—	—	85	—	85
Distributions declared	—	—	—	—	—	—	—	—	—	(11,393)	(11,393)
Balance at June 30, 2026	$—	$—	$49	$—	$103	$20	$20	$21	$521,961	$(2,416)	$519,758

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20		—	176,421	—	176,493
Distribution reinvestment	—	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—		(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Distributions declared	—	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance at March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$—	$175,921	$(2,645)	$173,348
Common shares issued, net of offering costs	—	—	9	—	27	—	—	—	87,933	—	87,969
Distribution reinvestment	—	—	—	—	1	—	—	—	1,956	—	1,957
Net income	—	—	—	—	—	—	—	—	—	6,074	6,074
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	(33)	—	(33)
Distributions declared	—	—	—	—	—	—	—	—	—	(5,875)	(5,875)
Balance at June 30, 2025	$—	$—	$28	$—	$61	$20	$—	$—	$265,851	$(2,446)	$263,514
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$19,053	$6,862
Adjustments to reconcile net income to net cash provided by operating activities
Accretion of discount on loans	(303)	(201)
Amortization of deferred financing costs	1,402	369
Amortization of share-based compensation	169	148
Realized and unrealized (gain) loss on sale of real estate-related securities	396	—
Unrealized (gain) loss on commercial real estate loan investments	302	(1,262)
Change in operating assets and liabilities
Other assets	(3,051)	(3,077)
Other liabilities	533	2,429
Due to affiliates	1,842	3,080
Net cash provided by operating activities	20,343	8,348

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(835,213)	(559,921)
Repayment of commercial real estate loan investments	30,914	—
Purchase of real estate securities	(59,213)	—
Proceeds from sale/repayments of real estate securities	5,842	—
Net cash used in investing activities	(857,670)	(559,921)

Cash flows from financing activities
Proceeds from issuance of common stock, net	132,246	269,748
Proceeds from issuance of redeemable common stock - related party	25,000	25,000
Repurchase of common stock	(9,039)	(10)
Proceeds from repurchase agreements	562,147	438,870
Repayments of repurchase agreements	(770,078)	—
Offering costs paid	(857)	—
Distributions paid	(11,588)	(4,852)
Proceeds from subscriptions received in advance	30,838	15,569
Payments of financing costs	(7,652)	(1,590)
Borrowings on collateralized loan obligations	924,000	—
Net cash provided by financing activities	875,017	742,735

Net increase in cash, cash equivalents and restricted cash	37,690	191,162
Cash, cash equivalents and restricted cash, beginning of period	86,223	8
Cash, cash equivalents and restricted cash, end of period	$123,913	$191,170

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$72,169	$8
Restricted cash, beginning of period	14,054	—
Cash, cash equivalents and restricted cash, beginning of period	$86,223	$8

Cash and cash equivalents, end of period	$93,075	$175,601
Restricted cash, end of period	30,838	15,569
Cash, cash equivalents and restricted cash, end of period	$123,913	$191,170

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,355	$4,079

Non-cash activities:
Accrued distribution fee due to affiliate	$(8,707)	$(5,286)
Common stock distribution reinvestment	$8,019	$2,527
Accrued offering costs due to affiliate	$(1,659)	$(1,144)
Distribution payable	$(3,971)	$(1,927)
Debt financing costs	$—	$(202)
Debt issuance costs due to affiliate	$(82)	$(384)
Adjustment to carrying value of redeemable common stock	$68	$(33)
Redemptions payable	$(4,927)	$—
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

Recent Accounting Developments
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions in the consolidated statements of operations. This ASU is effective for the Company beginning in the fourth quarter of 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact, if any, but does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below presents the Company’s commercial real estate loan investments, at fair value as of June 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
June 30, 2026
Senior loans	$2,203,441	$2,071,005	$2,071,005	6.30%	4.4
Mezzanine loan	23,700	20,300	20,300	6.16%	4.9
Total	$2,227,141	$2,091,305	$2,091,305	6.29%	4.4

December 31, 2025
Senior loans	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6
Total	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6

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

The cost basis of the commercial real estate loan investments was $2.1 billion as of June 30, 2026 and $1.3 billion as of December 31, 2025.
The tables below present the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Industrial	$498,092	24%	$317,684	24%
Multifamily	1,313,791	63%	807,707	63%
Hospitality	228,118	11%	112,500	9%
Self-Storage	51,304	2%	49,115	4%
Total	$2,091,305	100%	$1,287,006	100%

	June 30, 2026		December 31, 2025
U.S. Geographic Location	Fair Value	Percentage	Fair Value	Percentage
Midwest	$132,000	6%	$—	—%
South	665,208	32%	$549,915	43%
West	622,270	30%	393,656	31%
East	557,324	27%	229,085	18%
Various(1)	114,503	5%	114,350	8%
Total	$2,091,305	100%	$1,287,006	100%
(1)Includes portfolio loans with underlying properties located throughout the U.S. with no primary geographic location.

4. REAL ESTATE-RELATED SECURITIES, AT FAIR VALUE
The Company’s securities portfolio primarily consists of agency and non-agency RMBS and CMBS. The following table presents information on securities at June 30, 2026 and December 31, 2025 ($ in thousands):

Weighted Average Coupon	Weighted Average Maturity Date	Number of Positions	Face Amount	Amortized Cost Basis	Fair Value
June 30, 2026
5.15%	December 2054	117	$76,122	$76,339	$76,071

December 31, 2025
4.97%	June 2052	53	$23,100	$23,021	$23,095
5. DEBT OBLIGATIONS
Repurchase Agreements
The following table presents information on the Company’s repurchase agreements as of June 30, 2026 and December 31, 2025 ($ in thousands):

		June 30, 2026			December 31, 2025
	Maturity Date(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Amount Outstanding	Amount Outstanding
Citibank N.A.	January 2028	5.15%	$750,000	$291,991	$192,156
Wells Fargo Bank	March 2028	5.12%	500,000	139,679	395,054
Banco Santander	March 2029	4.98%	500,000	117,345	—
Morgan Stanley	June 2029	5.16%	750,000	204,161	373,897
Total			$2,500,000	$753,176	$961,107
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
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2026, the Company was in compliance with all covenants.
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
The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of stockholders’ equity as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
June 30, 2026
Citibank N.A.	$291,991	$82,726	1.5
Morgan Stanley	204,161	52,525	2.9
Total	$496,152	$135,251

December 31, 2025
Citibank N.A.	$192,156	60,341	2.0
Wells Fargo Bank	395,054	102,419	2.2
Morgan Stanley	373,897	96,693	3.4
Total	$961,107	$259,453
(1)Assumes the repurchase agreement’s initial maturity date and does not include any extension options.

Collateralized Loan Obligations
In March 2026, the Company, through its indirect wholly owned subsidiaries, GS REFT 2026-FL1 Issuer, Ltd. (“CLO Issuer”) and GS REFT-2026 FL1 Co-Issuer, LLC (wholly owned by the CLO Issuer and a co-issuer with the CLO Issuer), issued eight classes of CLO notes totaling $977.8 million. The Company retained two classes of notes, which totaled $53.8 million.
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
The following table presents the terms of the Offered Notes as of June 30, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral	Maturity Date
2026-FL1	5.30%	$924,000	24	$1,050,000	October 2043
(1) Represents the weighted average interest rate in effect as of June 30, 2026.
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
The consolidation of the CLO Issuer results in an increase in the Company’s gross assets, liabilities, revenues and expenses, however the impact to the Company’s stockholders’ equity and net income are equivalent to the net retained economic interests in the VIE. The following table details the assets and liabilities of the CLO Issuer ($ in thousands):

June 30, 2026
Assets
Commercial real estate loan investments, at fair value	$1,050,000
Interest receivable	4,254
Other assets	150
Total assets	$1,054,404

Liabilities:
Collateralized loan obligations, net(1)	$971,632
Other liabilities	1,784
Total liabilities:	$973,416
(1)Includes $53.8 million of CLO notes, held by the Company, which are eliminated in collateralized loan obligations of the consolidated balance sheets as of June 30, 2026.

The following table presents the aggregate amount of maturities of the Company’s outstanding debt obligations as of June 30, 2026 ($ in thousands):

Year	Repurchase agreements(1)	Collateralized loan obligations
2026 (remaining)	$—	$—
2027	—	—
2028	431,670	—
2029	321,506	—
2030	—	—
Thereafter	—	924,000
Total	$753,176	$924,000
(1)Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral and (ii) the maturity of the respective master repurchase agreement.

6. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

	June 30, 2026	December 31, 2025
Interest receivable	7,603	4,750
Deferred financing costs, net	2,083	1,476
Prepaid and other assets	357	157
Total other assets	$10,043	$6,383
The following table presents other liabilities by type ($ in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$670	$738
Accrued interest payable	3,514	2,484
Redemptions payable	4,927	107
Other liabilities	372	345
Total other liabilities	$9,483	$3,674

7. COMMITMENTS AND CONTINGENCIES
The Company was subject to the following commitments and contingencies:
Loan Commitments
As of June 30, 2026, the Company had unfunded loan commitments of $135.8 million, related to its commercial real estate loan investments. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
Common Shares
The following table presents changes to the Company’s outstanding common shares during the six months ended June 30, 2026 and 2025.

	Class S Shares	Class I Shares	Class F-I Shares	Class F-II Shares	Class NV-2 Shares	Total
December 31, 2025	4,037,480	8,669,765	2,000,000	998,403	—	15,705,648
Common shares issued	514,945	937,579	—	998,402	1,398,322	3,849,248
DRIP shares issued	40,571	97,353	—	—	4,155	142,079
Redemptions	(133,984)	(223,178)	—	—	—	(357,162)
Transfer in/(out)(1)	—	(626,570)	—	—	626,570	—
March 31, 2026	4,459,012	8,854,949	2,000,000	1,996,805	2,029,047	19,339,813
Common shares issued	436,512	1,560,299	—	—	—	1,996,811
DRIP shares issued	47,374	90,733	—	—	40,331	178,438
Redemptions	(3,283)	(194,476)	—	—	—	(197,759)
June 30, 2026	4,939,615	10,311,505	2,000,000	1,996,805	2,069,378	21,317,303
(1)In March 2026, certain Class I Shares were exchanged for an equivalent number of Class NV-2 Shares.

	Class S Shares	Class I Shares	Class F-I Shares	Total
December 31, 2024	—	400	—	400
Common shares issued	1,881,457	5,326,872	—	7,208,329
DRIP shares issued	10,113	12,681	—	22,794
Redemptions	—	(400)	—	(400)
Transfer in/(out)(1)	—	(2,000,000)	2,000,000	—
March 31, 2025	1,891,570	3,339,553	2,000,000	7,231,123
Common shares issued	857,519	2,723,021	—	3,580,540
DRIP shares issued	22,997	55,148	—	78,145
June 30, 2025	2,772,086	6,117,722	2,000,000	10,889,808

(1)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-I Shares.

As of June 30, 2026 and 2025, no Class D or Class T shares were issued. See Note 9 - Redeemable Common Stock for information regarding the Company’s outstanding Class NV-1 common shares.
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
Distributions
For the three and six months ended June 30, 2026, the Company declared net distributions of $11.4 million and $20.7 million. For the three and six months ended June 30, 2025, the Company declared net distributions of $5.9 million and $9.3 million. As of June 30, 2026 and December 31, 2025, the Company had $4.0 million and $2.9 million of distributions declared but not paid included in distributions payable on the consolidated balance sheets, of which $0.3 million and $0.2 million was due to related parties.
The table below presents the distributions declared per share for each applicable class of common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026 and 2025
	Class S	Class I	Class NV-1	Class NV-2(1)	Class F-I(2)	Class F-II(3)
June 30, 2026	$0.4452	$0.4980	$0.4980	$0.4920	$0.6488	$0.5703
June 30, 2025	$0.5129	$0.5660	$0.5660	$—	$0.5660	$—

	Six Months Ended June 30, 2026 and 2025
	Class S	Class I	Class NV-1	Class NV-2(1)	Class F-I(2)	Class F-II(3)
June 30, 2026	$0.8907	$0.9960	$0.9960	$0.6595	$1.2835	$1.1273
June 30, 2025	$0.9765	$1.0820	$1.0820	$—	$0.7060	$—
(1)Class NV-2 shares were not issued and outstanding until March 2, 2026.
(2)Class F-I shares were not issued and outstanding until March 3, 2025.
(3)Class F-II shares were not issued and outstanding until December 1, 2025.

Distributions declared for the three and six months ended June 30, 2026 and 2025, were all characterized as distributions from ordinary income.
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

For the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.2 million of compensation expense related to these awards. For the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.2 million of compensation expense related to these awards.
9. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions – Related Party Stock Ownership). The following tables present the Company’s outstanding Class NV-1 common stock for the three and six months ended June 30, 2026 and 2025 ($ in thousands, except share amounts):

	Class NV-1 Shares Outstanding	Class NV-1 Carrying Value
Balance as of December 31, 2025	1,000,000	$25,068
Common shares issued	—	—
Adjustment to carrying value	—	(68)
Balance as of March 31, 2026	1,000,000	$25,000
Common shares issued	1,001,201	$25,000
Adjustment to carrying value	—	—
Balance as of June 30, 2026	2,001,201	$50,000

Balance as of December 31, 2024	—	$—
Common shares issued	1,000,000	25,000
Redemptions	—	—
Balance as of March 31, 2025	1,000,000	$25,000
Common shares issued	—	$—
Adjustment to carrying value	—	33
Balance as of June 30, 2025	1,000,000	$25,033
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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its commercial real estate loan investments, which are classified within level 3 of the fair value hierarchy, and its real estate-related securities, which are classified within level 2 of the fair value hierarchy, as of June 30, 2026.
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total at Fair Value
June 30, 2026
Commercial real estate loan investments	$—	$—	$2,091,305	$2,091,305
Real estate-related securities	—	76,071	—	76,071
Total	$—	$76,071	$2,091,305	$2,167,376

December 31, 2025
Commercial real estate loan investments	$—	$—	$1,287,006	$1,287,006
Real estate-related securities	—	23,095	—	23,095
Total	$—	$23,095	$1,287,006	$1,310,101
Valuation of Commercial Real Estate Loan Investments
The Company’s commercial real estate loan investments consist of senior mortgages and one mezzanine loan that are classified as level 3. These commercial real estate loan investments are carried at fair value based on significant unobservable inputs. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage, and debt yield, and (vii) borrower financial condition and performance.
The following table presents a summary of the changes in fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$1,287,006	$—
Loan acquisition, origination and fundings	835,213	560,122
Loan repayments	(30,914)	—
Discount accretion	302	—
Unrealized gain (loss) on commercial real estate loan investments	(302)	1,262
Ending balance	$2,091,305	$561,384

The following tables present the significant unobservable inputs used in the fair value measurement of the Company’s commercial real estate loan investments:

Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
June 30, 2026
Discounted cash flow	Discount rate	6.21%	5.87%-7.12%	1.9

December 31, 2025
Discounted cash flow	Discount rate	6.45%	6.08%-7.43%	2.3
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
The tables below present the Company’s financial instruments not measured at fair value as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Carrying Amount	Fair Value
June 30, 2026
Repurchase agreements	$753,176	$753,176
Collateralized loan obligations	924,000	924,000
Total	$1,677,176	$1,677,176

December 31, 2025
Repurchase agreements	$961,107	$961,107

11. RELATED PARTY TRANSACTIONS
Due to Affiliates
The table below presents information regarding due to affiliates as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued distribution fee	$8,707	$7,315
Advanced offering costs	1,659	1,894
Advanced organization costs	1,845	2,050
Reimbursable general and administrative expenses(1)	2,018	793
Management fee	553	395
Performance fee	1,353	917
Other financing costs	82	—
Accrued transfer agent fee	69	48
Total	$16,286	$13,412
(1)As of June 30, 2026 and December 31, 2025, reimbursable general and administrative expenses include $0.4 million and $0 related to Expense Support, as described below.

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
Except as described below with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee and performance fee through October 6, 2025, the first nine months from escrow break in the Offering. For the three and six months ended June 30, 2026, the Company has accrued $1.6 million and $2.9 million and paid $1.5 million and $2.7 million of management fees. For the three and six months ended June 30, 2026, the Company has accrued $1.4 million and $2.2 million and paid $0.9 million and $1.8 million of performance fees. No management fee or performance fee was accrued or paid during the three and six months ended June 30, 2025.
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
The Adviser agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company broke escrow for the Offering (January 6, 2026). During 2025, the Adviser advanced organization costs of $2.0 million and offering costs of $1.9 million on the Company’s behalf. No such costs were advanced by the Adviser during the three and six months ended June 30, 2026. The Company began to reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on January 6, 2026 and paid $0.2 million and $0.4 million during the three and six months ended June 30, 2026 related to such costs.

The Adviser and its affiliates have also paid certain general and administrative expenses and financing costs on the Company’s behalf. During the three and six months ended June 30, 2026, the Company incurred $0.4 million and $0.9 million and paid the Adviser $0. During the three and six months ended June 30, 2025, the Company incurred $1.2 million and $2.8 million and paid the Adviser $0.8 million and $0.8 million related to such costs. In addition, the Adviser has paid certain general and administrative expenses on the Company’s behalf under the Expense Support Agreement, as described below.
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
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has deferred its right to receive such payment for the applicable month (or permanently waived). During the three and six months ended June 30, 2026, the Company incurred $0.5 million and $0.9 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and six months ended June 30, 2025, the Company incurred $0.3 million and $0.8 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and six months ended June 30, 2026, the Company repaid $0.5 million and $0.5 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and six months ended June 30, 2025, the Company repaid $0.3 million and $0.3 million of expenses reimbursable to the Adviser related to the Expense Support Agreement.

Placement Agreement
In June 2024, the Company entered into a placement agent agreement, which has been subsequently amended (the “Placement Agent Agreement”) for the Offering with Goldman Sachs & Co. LLC (in its capacity as placement agent, the "Placement Agent") as a placement agent. The Placement Agent agreed to, among other things, manage the Company’s relationships with third-party broker-dealers engaged by the Placement Agent to participate in the distribution of shares of the Company’s Class T, Class S, Class D, Class I, Class F-II and Class NV-2 common stock, which the Company refers to as “sub-placement agents” or “participating broker-dealers,” and financial professionals.
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
For the three and six months ended June 30, 2026, the Company accrued $0.9 million and $1.9 million for selling commissions over time as distribution fees. For the three and six months ended June 30, 2025, the Company accrued $1.7 million and $5.5 million for selling commissions over time as distribution fees. For the three and six months ended June 30, 2026, the Company has paid the Placement Agent $0.2 million and $0.5 million related to such fees. For the three and six months ended June 30, 2025, the Company has paid the Placement Agent $0.1 million and $0.2 million related to such fees.
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
For the three and six months ended June 30, 2026, the Company recognized expense of $0.1 million and $0.1 million for the transfer agent fee. For the three and six months ended June 30, 2025, the Company recognized expense of $32 thousand and $0.1 million. For the three and six months ended June 30, 2026, the Company paid the

Transfer Agent $58 thousand and $0.1 million for the transfer agent fee. For the three and six months ended June 30, 2025, the Company paid the transfer agent $26 and $26 thousand for the transfer agent fee.

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
Acquisitions from Goldman Sachs
Goldman Sachs agreed to source up to $250 million in real estate debt investments (the “Warehoused Investments”) on a revolving basis for up to one year after the Company broke escrow in the offering, subject to extensions in the sole discretion of Goldman Sachs. Unless the Company’s affiliate transaction committee approves otherwise, the Company pays in connection with each such conveyance an amount equal to (x) the lower of (i) fair value (determined in accordance with the Company’s valuation guidelines) of such Warehoused Investment plus accrued interest, less the unamortized original issue discount through the date of settlement and (ii) the cost of the Warehoused Investment to Goldman Sachs plus accrued interest through the date of settlement, and (y) related costs and expenses, including transaction expenses and expenses of conveyance. The Company’s affiliate transaction committee will be asked to approve the terms of conveyance for each Warehoused Investment as being fair and reasonable to the Company and on terms and conditions no worse than those available from unaffiliated third parties.
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
Related Party Stock Ownership
In October 2024, the Company entered into a subscription agreement with Goldman Sachs pursuant to which Goldman Sachs has agreed to purchase an aggregate amount of $100 million in Class NV-1 common stock in increments of $25 million, at a price per share equal to the Company’s most recently determined NAV for the Class NV-1 common stock, or if NAV has yet to be calculated, then $25.00 (the “Goldman Sachs Investment”). The purchase was made initially on the date of the initial closing of the Offering. In May 2026, upon reaching NAV of $500 million, the Company issued an aggregate of 1,001,201 of its shares of Class NV-1 common stock to Goldman Sachs at a price per share of $24.97 for an aggregate purchase price of $25.0 million. Subsequent purchases will be made upon the first date the Company’s NAV reaches each of $750 million and $1 billion.

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
13. SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date that the consolidated financial statements were issued and determined that there were no material events or transactions that would require recognition or additional disclosure in the consolidated financial statements.

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
Executive Overview
Introduction
Goldman Sachs Real Estate Finance Trust Inc is a perpetual life, net asset value (“NAV”)-based real estate investment trust (“REIT”) formed on March 8, 2024, as a Maryland corporation to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The investment objective is to generate current income and attractive risk-adjusted returns by originating senior secured, floating-rate loans, and, to a lesser extent, B Notes and mezzanine loans (collectively, “junior loans”), collateralized by real property or ownership interests in real property (collectively “Credit Investments”). Our Credit Investments are expected to be diversified across property type and geography, with a focus on multifamily, industrial, student housing, senior housing, hospitality, retail and other major sectors located in gateway and growth markets. We expect to generate current cash flow by financing real estate assets or portfolios in moderate transition.

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
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial real estate loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments and real estate-related securities. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrowers of the outstanding principal balance of our commercial real estate loan investments during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, to the extent we sponsor collateralized loan obligations (“CLO”) and retain the junior securities, our operating results will be affected by the performance of the underlying collateral, including default rates, loss severities and prepayment rates, as well as the structural features and payment priorities of the CLO, all of which may cause the value of and cash flows on our retained interests to fluctuate.
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
Outlook
During the second quarter of 2026, commercial real estate market fundamentals continued to show signs of stabilization and improvement, contributing to sustained transaction volume and lending activity, despite broader market volatility from geopolitical and technological uncertainty. With liquidity persisting across real estate credit markets, we continue to observe spread compression, particularly in the multifamily sector, and remain actively engaged in navigating the competitive landscape. Our transaction volume, alongside key market participant data, suggests continued momentum for direct investment in real estate and real estate capital markets activity.
With monetary policy expectations settling around a path of gradual, moderate rate hikes, real estate investors have demonstrably adapted to the current rate environment, as evidenced by the continued acceleration in transaction activity through the first half of 2026. We expect this momentum to persist absent a material shift in the pace or magnitude of policy tightening. The demand for credit has sustained through the second quarter, thereby creating more opportunities for us to deploy capital at current valuations. We believe the portfolio is well positioned to continue performing across varying interest rate environments. Given the floating rate nature of the loans in the portfolio, modest rate hikes could be marginally beneficial to the portfolio’s yield.

Since commencing investment activity, we have capitalized on the opportunity to generate attractive risk-adjusted yields with a significant equity cushion from a senior lending position at current valuations for the real estate collateral. The current portfolio is comprised primarily of senior loans across the multifamily, industrial, hospitality and self-storage sectors, supported by stable in-place cash flows and/or select transitional business plans requiring a moderate level of investment for lease-up, renovation, or repositioning. All loans in the portfolio are structured with robust downside protections to mitigate potential risks, including performance-based extension tests, cash management provisions, and interest rate floors. We continue to actively monitor the portfolio through in-house loan asset management and close alignment with sponsors.
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
Second Quarter 2026 Highlights
Capital Activity
•Declared monthly net distributions totaling $11.4 million.
•Raised $49.1 million of net proceeds from the sale of our common stock through our continuous private offering plus $25.0 million from the Goldman Sachs Investment.
Investments
•Originated seven senior and one mezzanine floating rate commercial real estate loans collateralized by multifamily and industrial properties in the United States with a loan commitment amount of $643 million and total outstanding principal amount of $587 million.
•Purchased $35.0 million in real estate-related securities.
Financing Activities
•Pledged certain commercial real estate loans as collateral to our repurchase agreements and made net borrowings of $323.5 million.
Financial Condition
Investment Activities
As of June 30, 2026, we originated or acquired commercial real estate loans with a fair value of $2.1 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread and had a weighted average interest rate of 6.29% as of June 30, 2026.

The table below presents certain selected information regarding our loan portfolio ($ in thousands):

	June 30, 2026	December 31, 2025
Number of investments	37	25
Principal balance outstanding	2,091,305	1,287,006
Fair value	2,091,305	1,287,006
Unfunded loan commitments(1)	135,837	83,174
Weighted-average interest rate(2)	6.29%	6.49%
Weighted-average maximum maturity (years)(3)	4.4	4.6
Weighted average loan to value (LTV)(4)	65%	66%
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

The following charts illustrate the composition of our loan portfolio based on fair value as of June 30, 2026:

As of June 30, 2026, we had the following investments in commercial real estate loan investments ($ in thousands):

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	6.31%	$33,300	$33,300	$33,300	2030
Industrial	Various	1/10/2025	6.21%	127,200	114,504	114,504	2031
Industrial	Riverside, CA	1/15/2025	6.51%	68,493	61,157	61,157	2030
Multifamily	Austin, TX	2/7/2025	6.31%	37,500	37,350	37,350	2030
Industrial	Las Vegas, NV	2/28/2025	6.41%	31,000	29,026	29,026	2030
Multifamily	Charlotte, NC	4/25/2025	6.11%	51,000	51,000	51,000	2030
Self Storage	Los Angeles, CA	4/25/2025	7.36%	55,079	51,304	51,304	2030
Multifamily	Denver, CO	4/28/2025	6.06%	72,700	72,200	72,200	2030
Industrial	Multi-city, NJ	5/16/2025	6.47%	74,341	54,585	54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.16%	52,500	51,500	51,500	2030
Hotel	Phoenix, AZ	5/30/2025	7.16%	51,500	51,500	51,500	2030
Multifamily	Tampa, FL	7/11/2025	6.16%	110,482	105,482	105,482	2030
Multifamily	Boston, MA	8/6/2025	6.06%	69,500	69,500	69,500	2030
Multifamily	Georgetown, TX	8/28/2025	6.51%	37,000	37,000	37,000	2030
Hotel	Miami, FL	9/26/2025	6.66%	61,000	61,000	61,000	2030
Multifamily	Emeryville, CA	9/30/2025	6.81%	51,300	50,650	50,650	2030
Multifamily	San Francisco, CA	10/21/2025	6.01%	29,125	29,125	29,125	2030
Industrial	Buda, TX	10/24/2025	6.76%	40,600	29,447	29,447	2030
Multifamily	Austin, TX	11/4/2025	6.06%	48,600	47,995	47,995	2030
Multifamily	Houston, TX	11/21/2025	5.91%	43,900	40,000	40,000	2030
Multifamily	Houston, TX	12/2/2025	5.91%	38,560	37,500	37,500	2031
Multifamily	Dallas, TX	12/12/2025	6.06%	44,600	44,600	44,600	2031
Multifamily	Houston, TX	12/15/2025	5.91%	48,600	47,300	47,300	2031
Multifamily	Charlotte, NC	12/19/2025	6.01%	55,000	54,837	54,837	2031
Industrial	Fort Worth, TX	1/23/2026	6.36%	31,370	28,616	28,616	2031
Industrial	Islandia, NY	1/30/2026	6.71%	41,000	35,300	35,300	2031
Multifamily	Boone, NC	2/3/2026	6.11%	50,475	50,475	50,475	2031
Multifamily	Denver, CO	2/26/2026	6.06%	81,000	80,350	80,350	2031
Multifamily	Raleigh, NC	2/26/2026	6.11%	47,247	47,247	47,247	2031
Multifamily	New York, NY	4/17/2026	6.16%	23,700	20,300	20,300	2031
Multifamily	New York, NY	4/17/2026	6.16%	125,000	125,000	125,000	2031
Industrial	Phoenix, AZ	4/30/2026	6.71%	71,600	61,657	61,657	2031
Multifamily	Durham, NC	5/21/2026	6.16%	53,000	49,080	49,080	2031
Multifamily	Skokie, IL	6/3/2026	6.09%	133,000	132,000	132,000	2031
Industrial	Ontario, CA	6/25/2026	6.11%	50,400	33,300	33,300	2031
Industrial	Riverside, CA	6/25/2026	6.11%	63,300	50,500	50,500	2031
Hotel	Savannah, GA	6/30/2026	6.56%	123,169	115,618	115,618	2031
Total			6.29%	$2,227,141	$2,091,305	$2,091,305
(1)Origination date represents the date the loan investment was initially originated or acquired by us.
(2)Loans earn interest at one-month term SOFR plus a spread, based on the rates that were in-place for each loan as of period end.
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
Our loan portfolio had a weighted-average loan risk rating of 2 as of June 30, 2026.
Real Estate-Related Securities, at Fair Value
As of June 30, 2026, our real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The following table presents information on our real estate-related securities ($ in thousands):

	June 30, 2026	December 31, 2025
Number of positions	117	53
Face amount	$76,122	$23,100
Amortized cost	$76,339	$23,021
Fair value	$76,071	$23,095
Period-end weighted average yield	5.15%	4.97%
Weighted average maturity date	December 2054	June 2052
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and repurchase agreements. We have four repurchase agreements that bear interest at one-month term SOFR plus a spread. The below table summarizes our repurchase agreements as of June 30, 2026 ($ in thousands):

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding
Wells Fargo Bank	5.12%	March 2028	$500,000	$139,679
Banco Santander	4.98%	March 2029	500,000	117,345
Citibank N.A.	5.15%	January 2028	750,000	291,991
Morgan Stanley	5.16%	June 2029	750,000	204,161
			$2,500,000	$753,176
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
As of June 30, 2026, we were in compliance with the covenants of our repurchase agreements.

The table below summarizes our collateralized loan obligations as of June 30, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral	Maturity Date
2026-FL1	5.30%	$924,000	24	$1,050,000	October 2043
(1) Represents the weighted average interest rate in effect as of June 30, 2026.
(2) Excludes $53.8 million of CLO notes retained by us, which are eliminated in consolidation.

Results of Operations
For the three and six months ended June 30, 2026 and 2025 our results of operations consisted of ($ in thousands, except per share amount):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net Interest Income
Commercial real estate loan interest income	$28,084	$7,673	$20,411	$50,796	$10,500	$40,296
Real estate-related securities interest income	905	—	905	1,300	—	1,300
Other interest income	1,127	1,094	33	1,829	1,323	506
Interest expense	(20,044)	(4,653)	(15,391)	(35,057)	(5,621)	(29,436)
Net interest income	10,072	4,114	5,958	18,868	6,202	12,666
Loan fee income	6,432	3,201	3,231	8,943	3,886	5,057
Net revenues	16,504	7,315	9,189	27,811	10,088	17,723

Expenses
Organization costs	—	—	—	—	2,194	(2,194)
Related-party fees	3,030	32	2,998	5,235	58	5,177
General and administrative	1,537	1,083	454	2,825	2,236	589
Total expenses	4,567	1,115	3,452	8,060	4,488	3,572

Other Income
Unrealized gain (loss) on commercial real estate loan investments	(158)	(126)	(32)	(302)	1,262	(1,564)
Realized and unrealized gain (loss) on real estate-related securities	(135)	—	(135)	(396)	—	(396)
Total other income, net	(293)	(126)	(167)	(698)	1,262	(1,960)

Net income	$11,644	$6,074	$5,570	$19,053	$6,862	$12,191

Net interest income
Net interest income increased due to an increase in the commercial real estate loan portfolio during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. This was partially offset by interest expense related to the CLO and repurchase facilities.
Loan fee income
Loan fee income increased as a result of an increase in the number and value of commercial real estate loans originated during the period. During the three and six months ended June 30, 2026, we originated eight and thirteen commercial real estate loans compared to seven and twelve loans originated during the three and six months ended June 30, 2025.
Expenses
Expenses increased during the three and six months ended June 30, 2026 primarily due to an increase in related-party fees. Related-party fees primarily consist of management fees, performance fees, and transfer agent fees. The management and performance fees were waived for all share classes through October 6, 2025.
Other income, net
Other income decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to realized and unrealized losses on real-estate-related securities in the current period (compared with no such losses in the prior period) and higher unrealized losses on commercial real estate loan investments in the current period compared to the prior period. Other income decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to unrealized losses on commercial real estate loan investments in the current period (compared with unrealized gains in the prior period) and realized and unrealized losses on real estate-related securities in the current period (compared with no such losses in the prior period).
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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional commercial real estate loans, repayments on borrowings, the payment of dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for funding commercial real estate loans are funded by our continuous private offering and debt financings. Cash needs for items other than funding commercial real estate loans are generally met from operations. However, there may be a delay between the sale of our shares and our origination of commercial real estate loan investments or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We expect to generate cash primarily from (i) the net proceeds of our private offering, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter.

Our Adviser agreed to several support measures. Our Adviser advanced all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through January 6, 2026, the first anniversary of the date on which we broke escrow for the private offering. We will reimburse the Adviser for such advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we broke escrow for the private offering. The Adviser has incurred organization and offering expenses on our behalf of which $3.5 million is payable as of June 30, 2026. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser waived its management fee and performance fee for the first nine months commencing on and including the date on which we broke escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Adviser may elect to pay certain of our general and administrative expenses on our behalf. Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement. See Note 11 - Related Party Transactions in the Consolidated Financial Statements herein for additional information.
We held cash and cash equivalents of $93.1 million and restricted cash of $30.8 million as of June 30, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities	$20,343	$8,348
Cash flows from investing activities	(857,670)	(559,921)
Cash flows from financing activities	875,017	742,735
Net change in cash, cash equivalents and restricted cash	$37,690	$191,162
Cash flows provided by our operating activities increased $12.0 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily driven by the increase in net interest income resulting from additional commercial real estate loans.
Cash flows used in our investing activities increased $297.7 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily driven by an increase in the principal balance of loans originated and additional investments in real estate-related securities.
Cash flows provided by our financing activities increased $132.3 million for the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by proceeds from the issuance of our CLO, partially offset by net pay downs on our repurchase facilities.
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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of June 30, 2026, we had $93.1 million of cash and cash equivalents. We may also have additional available borrowings under our repurchase agreements based on existing collateral or additional capacity related to unfunded commitments from our commercial real estate loan investments.
Amounts available under these sources as of June 30, 2026 and December 31, 2025 are summarized in the following table ($ in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$93,075	$72,169
Available borrowings under master repurchase agreements	1,746,824	1,038,893
	$1,839,899	$1,111,062
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2026, we had unfunded commitments of $135.8 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.4 years.
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
Recent Accounting Standards
See Note 2 - Significant Accounting Policies appearing elsewhere in this Report on Form 10-Q.

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
The following table presents the components of our NAV as of June 30, 2026 and December 31, 2025 ($ in thousands, except share data):

Components of NAV	June 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$2,091,305	$1,287,006
Real estate-related securities, at fair value	76,071	23,095
Cash and cash equivalents	93,075	72,169
Restricted cash	30,838	14,054
Other assets	10,043	6,383
Repurchase agreements, at fair value	(753,176)	(961,107)
Collateralized loan obligations, net	(917,820)	—
Subscriptions received in advance	(30,838)	(14,054)
Distributions payable	(3,971)	(2,853)
Other liabilities	(4,555)	(3,674)
Redemptions payable	(4,927)	—
Due to affiliates(1)	(3,733)	(2,227)
Net asset value	$582,311	$418,792
Number of outstanding shares(2)	23,318,504	16,705,647
(1)Excludes (i) amounts advanced by the Adviser of $1.8 million for organization costs and $1.7 million for offering costs, and (ii) accrued distribution fees not currently payable to the Placement Agent of $8.6 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.4 million.
(2)Includes 2,001,201 shares of Class NV-1 common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of June 30, 2026 ($ in thousands, except share and per share data):

	Class S	Class I	Class NV-1	Class NV-2	Class F-I	Class F-II	Aggregate NAV
Net asset value	$123,293	$257,629	$49,959	$51,649	$49,925	$49,855	$582,311
Number of outstanding shares	4,939,615	10,311,505	2,001,201	2,069,378	2,000,000	1,996,805	23,318,504
NAV Per Share	$24.96	$24.98	$24.96	$24.96	$24.96	$24.97	$24.97

The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

	June 30, 2026	December 31, 2025
Stockholders' equity	$519,758	$382,539
Adjustments:
Redeemable common stock - related party(1)	50,000	25,068
Organization and offering costs advanced by Adviser(2)	3,504	3,944
General and administrative expenses advanced by Adviser(3)	428	—
Accrued distribution fees not currently payable(4)	8,621	7,241
NAV	$582,311	$418,792
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
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of June 30, 2026, we have accrued distributions fees totaling $8.7 million, of which $0.1 million is currently payable to the Placement Agent.

Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the June 30, 2026 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	5.87% - 7.12%
The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of June 30, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.
The changes listed below would result in the following effects on our investment values ($ in thousands):

	June 30, 2026
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(35,503)	(1.70)%
1.00% decrease	$—	—%

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
The table below details the net distribution per share for each of our common share classes for the six months ended June 30, 2026:

	Class T	Class S	Class D	Class I	Class NV-1	Class NV-2	Class F-I	Class F-II
January 31, 2026	$—	$0.1479	$—	$0.1660	$0.1660	$—	$0.2118	$0.1850
February 28, 2026	—	0.1497	—	0.1660	0.1660	—	0.2152	0.1910
March 31, 2026	—	0.1479	—	0.1660	0.1660	0.1675	0.2077	0.1810
April 30, 2026	—	0.1486	—	0.1660	0.1660	0.1599	0.2148	0.1889
May 30, 2026	—	0.1480	—	0.1660	0.1660	0.1660	0.2090	0.1823
June 30, 2026	—	0.1486	—	0.1660	0.1660	0.1660	0.2250	0.1991
Total	$—	$0.8907	$—	$0.9960	$0.9960	$0.6594	$1.2835	$1.1273
The following table summarizes our distributions paid during the six months ended June 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	Six Months Ended		Year Ended
	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$11,588	59%	$12,572	60%
Reinvested in shares	8,019	41%	8,335	40%
Total distributions	$19,607	100%	$20,907	100%
Source of distributions
Cash flow from operating activities(1)	$19,607	100%	$20,907	100%
Total sources of distribution	$19,607	100%	$20,907	100%

Net cash provided by operating activities	$20,343		$25,677
(1)As of June 30, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. Cash flow from operating activities is supported by expense payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 11 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS.
Except as set forth in Part II, Item IA “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as filed with the SEC on May 14, 2026, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026.
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
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended June 30, 2026, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
In April 2026, we issued approximately 15,111 Class S shares at a price per share of $25.03 for a total value of $0.4 million, approximately 29,628 Class I shares at a price per share of $25.04 for a total value of $0.7 million and approximately 13,578 Class NV-2 shares at a price per share of $25.03 for a total value of $0.3 million.
In May 2026, we issued approximately 15,850 Class S shares at a price per share of $24.96 for a total value of $0.4 million, approximately 30,304 Class I shares at a price per share of $24.98 for a total value of $0.7 million, and approximately 13,080 Class NV-2 shares at a price per share of $24.97 for a total value of $0.3 million.
In June 2026, we issued approximately 16,413 Class S shares at a price per share of $24.96 for a total value of $0.4 million, approximately 30,801 Class I shares at a price per share of $24.98 for a total value of $0.8 million, and approximately 13,672 Class NV-2 shares at a price per share of $24.97 for a total value of $0.3 million.
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
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2026	—	—	—	—%	—
May 2026	—	—	—	—%	—
June 2026	197,759	24.93	197,759	0.86%	—
	197,759	$24.93	197,759	0.86%	—
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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.     OTHER INFORMATION
(c) During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1
Advisory Agreement by and among the Registrant and Goldman Sachs Asset Management, L.P., effective as of June 10, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2026)

10.2*+	Master Repurchase Agreement, dated as of January 9, 2025, by and between REFT Charles Street LLC and Citibank, N.A.
10.3*+	Master Repurchase and Securities Contract, dated as of March 11, 2025, by and between REFT Water Street LLC and Wells Fargo Bank, National Association
10.4*+
Master Repurchase and Securities Contract Agreement, dated as of June 6, 2025, by and between REFT Mulberry Street LLC and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for the buyers, and Morgan Stanley Bank, N.A., as a buyer

10.5*+	Uncommitted Master Repurchase Agreement, dated as of March 13, 2026, by and between REFT Spruce Street LLC and Banco Santander, S.A., New York Branch
10.6*+	Guaranty, dated as of January 9, 2025, by the Registrant in favor of Citibank, N.A.
10.7*+	Guarantee Agreement, dated as of March 11, 2025, by the Registrant in favor of Wells Fargo Bank, National Association
10.8*+	Guaranty, dated as of June 6, 2025, by the Registrant in favor of Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent on behalf of the buyers
10.9*+	Guaranty, dated as of March 13, 2026, by the Registrant for the benefit of Banco Santander, S.A., New York Branch
10.10*+	First Amendment to Master Repurchase and Securities Contract by and between REFT Water Street LLC and Wells Fargo Bank, National Association, dated as of July 23, 2025
10.11*+	Second Amendment to Master Repurchase and Securities Contract by and between REFT Water Street LLC and Wells Fargo Bank, National Association, dated as September 9, 2025
10.12*+
First Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., and REFT Mulberry Street LLC, dated as of December 11, 2025.

10.13*+
Second Amendment to Master Repurchase and Securities Contract Agreement by and between Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., and REFT Mulberry Street LLC, and acknowledged and agreed to by Goldman Sachs Real Estate Finance Trust Inc., dated as of June 24, 2026.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2	Amended Valuation Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed February 25, 2026)
99.3	Amended and Restated Corporate Governance Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (iv) Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
+Portions of these exhibits have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

August 13, 2026	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

August 13, 2026	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)