Form 10-Q
period 2026-09-30
Goldman Sachs Real Estate Finance Trust Inc
filed 2026-11-13
CIK 2027537

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2026, the registrant had the following shares of common stock outstanding: 17,760,639 shares of Series T, Series S, Series D and Series I, 2,000,000 shares of Class F-I, 1,996,805 shares of Class F-II, 4,140,371 shares of Series NV-1 and Series NV-2.*
*The registrant views its different series of common stock as being part of the same single class of common stock; i.e. the Series T, Series S, Series D and Series I are part of the same undesignated class of voting common stock and the Series NV-1 and Series NV-2 are part of the same undesignated class of non-voting common stock. However, in order to mirror common industry terminology, the registrant refers to these separate series of common stock as “classes.”

Goldman Sachs Real Estate Finance Trust Inc
Table of Contents

		Page No.
Part I. Financial Information		2

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	2

	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and 2025 and the Nine Months Ended September 30, 2026 and 2025	3

	Unaudited Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2026 and 2025 and the Nine Months Ended September 30, 2026 and 2025	4

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	46

Item 4.	Controls and Procedures	46

Part II. Other Information		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Goldman Sachs Real Estate Finance Trust Inc
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Commercial real estate loan investments, at fair value (including pledged loans of $1,568,079 as of September 30, 2026 and $1,220,560 as of December 31, 2025)	$2,618,079	$1,287,006
Real estate-related securities, at fair value	74,793	23,095
Cash and cash equivalents	90,911	72,169
Restricted cash	5,319	14,054
Other assets	12,500	6,383
Total assets	$2,801,602	$1,402,707

Liabilities and Equity
Repurchase agreements	$1,230,664	$961,107
Collateralized loan obligations, net	918,256	—
Subscriptions received in advance	5,319	14,054
Distributions payable	4,259	2,853
Due to affiliates	17,201	13,412
Other liabilities	11,340	3,674
Total liabilities	2,187,039	995,100
Commitments and contingencies (Note 7)
Redeemable common stock – Class NV-1 shares - related party, 10,000,000 shares authorized; 2,001,201 shares issued and outstanding as of September 30, 2026 and 1,000,000 issued and outstanding as of December 31, 2025	$50,000	$25,068
Equity
Preferred stock, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class T shares, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class S shares, 500,000,000 shares authorized; 5,240,260 shares issued and outstanding as of September 30, 2026 and 4,037,480 shares issued and outstanding as of December 31, 2025	52	40
Common stock - Class D shares, 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - Class I shares, 500,000,000 shares authorized; 11,808,733 shares issued and outstanding as of September 30, 2026 and 8,669,765 shares issued and outstanding as of December 31, 2025	118	87
Common stock - Class F-I shares, 5,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	20	20
Common stock - Class F-II shares, 5,000,000 shares authorized; 1,996,805 shares issued and outstanding as of September 30, 2026 and 998,403 shares issued and outstanding as of December 31, 2025	20	10
Common stock - Class NV-2 shares, 100,000,000 shares authorized; 2,110,975 shares issued and outstanding as of September 30, 2026 and 0 shares issued and outstanding as of December 31, 2025	21	—
Additional paid-in capital	567,214	383,128
Accumulated deficit	(2,882)	(746)
Total equity	564,563	382,539
Total liabilities, redeemable common stock, and equity	$2,801,602	$1,402,707
        The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Interest Income
Commercial real estate loan interest income	$37,539	$13,199	$88,334	$23,699
Real estate-related securities interest income	970	195	2,270	195
Other interest income	1,057	1,105	2,886	2,428
Interest expense	(26,690)	(8,566)	(61,747)	(14,187)
Net interest income	12,876	5,933	31,743	12,135
Loan fee income	6,459	3,243	15,401	7,129
Net revenues	19,335	9,176	47,144	19,264

Expenses
Organization costs	—	—	—	2,194
Related-party fees	3,521	40	8,755	98
General and administrative	1,515	1,278	4,340	3,514
Total expenses	5,036	1,318	13,095	5,806

Other Income
Realized and unrealized gain (loss) on commercial real estate loan investments	(269)	(129)	(570)	1,133
Realized and unrealized gain (loss) on real estate-related securities	(1,890)	39	(2,286)	39
Total other income, net	(2,159)	(90)	(2,856)	1,172

Net income	$12,140	$7,768	$31,193	$14,630

Earnings per share:
Net income attributable to common stockholders
Basic	$0.49	$0.59	$1.42	$1.44
Diluted	$0.49	$0.59	$1.42	$1.44
Weighted average number of shares of common stock
Basic	24,901,140	13,117,753	21,992,410	10,178,461
Diluted	24,901,140	13,117,753	21,992,410	10,178,461

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	$—	$—	$40	$—	$87	$20	$10	$—	$383,128	$(746)	$382,539
Common shares issued, net of offering costs	—	—	5	—	9	—	10	14	95,337	—	95,375
Distribution reinvestment	—	—	—	—	1	—	—	—	3,557	—	3,558
Redemptions	—	—	(1)	—	(2)	—	—	—	(8,923)	—	(8,926)
Share transfer	—	—	—	—	(6)	—	—	6	—	—	—
Net income	—	—	—	—	—	—	—	—	—	7,409	7,409
Amortization of equity based compensation	—	—	—	—	—	—	—	—	84	—	84
Distributions declared	—	—	—	—	—	—	—	—	—	(9,330)	(9,330)
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	68	—	68
Balance at March 31, 2026	$—	$—	$44	$—	$89	$20	$20	$20	$473,251	$(2,667)	$470,777
Common shares issued, net of offering costs	$—	$—	$4	$—	$15	$—	$—	$—	$49,097	$—	$49,116
Distribution reinvestment	—	—	1	—	1	—	—	1	4,458	—	4,461
Redemptions	—	—	—	—	(2)	—	—	—	(4,930)	—	(4,932)
Net income	—	—	—	—	—	—	—	—	—	11,644	11,644
Amortization of equity based compensation	—	—	—	—	—	—	—	—	85	—	85
Distributions declared	—	—	—	—	—	—	—	—	—	(11,393)	(11,393)
Balance at June 30, 2026	$—	$—	$49	$—	$103	$20	$20	$21	$521,961	$(2,416)	$519,758
Common shares issued, net of offering costs	$—	$—	$4	$—	$15	$—	$—	$—	$44,857	$—	$44,876
Distribution reinvestment	—	—	—	—	1	—	—	—	4,791	—	4,792
Net income	—	—	—	—	—	—	—	—	—	12,140	12,140
Amortization of equity based compensation	—	—	—	—	—	—	—	—	87	—	87
Redemptions	—	—	(1)	—	(1)	—	—	—	(4,482)	—	(4,484)
Distributions declared	—	—	—	—	—	—	—	—	—	(12,606)	(12,606)
Balance at September 30, 2026	$—	$—	$52	$—	$118	$20	$20	$21	$567,214	$(2,882)	$564,563

	Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class F-I Common Stock	Class F-II Common Stock	Class NV-2 Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$10	$(2)	$8
Common shares issued, net of offering costs	—	—	19	—	33	20		—	176,421	—	176,493
Distribution reinvestment	—	—	—	—	—	—	—	—	570	—	570
Initial offering costs	—	—	—	—	—	—	—	—	(1,144)	—	(1,144)
Redemptions	—	—	—	—	—	—	—		(10)	—	(10)
Net income	—	—	—	—	—	—	—	—	—	788	788
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Distributions declared	—	—	—	—	—	—	—	—	—	(3,431)	(3,431)
Balance at March 31, 2025	$—	$—	$19	$—	$33	$20	$—	$—	$175,921	$(2,645)	$173,348
Common shares issued, net of offering costs	—	—	9	—	27	—	—	—	87,933	—	87,969
Distribution reinvestment	—	—	—	—	1	—	—	—	1,956	—	1,957
Net income	—	—	—	—	—	—	—	—	—	6,074	6,074
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	(33)	—	(33)
Distributions declared	—	—	—	—	—	—	—	—	—	(5,875)	(5,875)
Balance at June 30, 2025	$—	$—	$28	$—	$61	$20	$—	$—	$265,851	$(2,446)	$263,514
Common shares issued, net of offering costs	—	—	6	—	11	—	—	—	41,459	—	41,476
Distribution reinvestment	—	—	—	—	1	—	—	—	2,735	—	2,736
Redemptions	—	—	—	—	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	—	—	—	—	7,768	7,768
Amortization of equity based compensation	—	—	—	—	—	—	—	—	74	—	74
Remeasurement of redeemable common stock	—	—	—	—	—	—	—	—	(26)	—	(26)
Distributions declared										(6,728)	(6,728)
Balance at September 30, 2025	$—	$—	$34	$—	$73	$20	$—	$—	$310,062	$(1,406)	$308,783
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$31,193	$14,630
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion)/amortization of discount/premium on loans and real estate-related securities	(578)	(331)
Amortization of deferred financing costs	2,377	700
Amortization of share-based compensation	256	222
Unrealized (gain) loss on commercial real estate loan investments	570	(1,133)
Realized and unrealized (gain) loss on real estate-related securities	2,286	(39)
Change in operating assets and liabilities
Other assets	(5,462)	(3,920)
Other liabilities	2,362	3,153
Due to affiliates	2,524	3,828
Net cash provided by operating activities	35,528	17,110

Cash flows from investing activities
Originations, purchases and fundings of commercial real estate loans	(1,423,144)	(887,064)
Repayment of commercial real estate loan investments	92,071	—
Purchase of real estate securities	(62,903)	(12,357)
Proceeds from sale/repayments of real estate securities	8,927	246
Net cash used in investing activities	(1,385,049)	(899,175)

Cash flows from financing activities
Proceeds from issuance of common stock, net	177,819	313,417
Proceeds from issuance of redeemable common stock - related party	25,000	25,000
Repurchase of common stock	(13,966)	(10)
Proceeds from repurchase agreements	1,088,561	657,255
Repayments of repurchase agreements	(819,004)	—
Offering costs paid	(1,322)	(326)
Distributions paid	(19,114)	(8,550)
Proceeds from subscriptions received in advance	5,319	13,773
Payments of financing costs	(7,765)	(2,273)
Borrowings on collateralized loan obligations	924,000	—
Net cash provided by financing activities	1,359,528	998,286

Net increase in cash, cash equivalents and restricted cash	10,007	116,221
Cash, cash equivalents and restricted cash, beginning of period	86,223	8
Cash, cash equivalents and restricted cash, end of period	$96,230	$116,229

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$72,169	$8
Restricted cash, beginning of period	14,054	—
Cash, cash equivalents and restricted cash, beginning of period	$86,223	$8

Cash and cash equivalents, end of period	$90,911	$102,456
Restricted cash, end of period	5,319	13,773
Cash, cash equivalents and restricted cash, end of period	$96,230	$116,229

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,662	$11,632

Non-cash activities:
Accrued distribution fee due to affiliate	$(9,134)	$(6,403)
Common stock distribution reinvestment	$12,811	$5,263
Accrued offering costs due to affiliate	$(1,567)	$(1,894)
Distribution payable	$(4,259)	$(2,221)
Debt financing costs	$(932)	$—
Debt issuance costs due to affiliate	$(82)	$—
Adjustment to carrying value of redeemable common stock	$68	$(59)
Redemptions payable	$(4,483)	$(31)
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Real Estate Finance Trust Inc
Notes to Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND BUSINESS PURPOSE
Goldman Sachs Real Estate Finance Trust Inc (the “Company”) was formed as a Maryland corporation on March 8, 2024, primarily to originate, acquire and manage a portfolio of commercial real estate loans secured by high-quality assets located in North America (primarily in the United States). The Company is externally managed by Goldman Sachs Asset Management, L.P. (the “Adviser”), an affiliate of The Goldman Sachs Group, Inc. (together with its affiliates, “Goldman Sachs”). The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended,as a registered investment adviser. On March 27, 2024, the Company was capitalized with a $10,000 investment by an affiliate of the Adviser.
The Company is conducting a continuous private offering initially of up to $1 billion in shares in its primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”), pursuant to which it is offering for sale any combination of certain series and classes of shares of its common stock with a dollar value up to the maximum offering amount. Each class of shares will be sold at the-then current transaction price, which will generally be the prior month’s net asset value (“NAV”), per share for such class, as determined pursuant to the Company’s valuation guidelines, as calculated monthly, plus applicable upfront commissions and placement fees.
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

The accompanying consolidated financial statements include the amounts of collateralized loan obligations (“CLO”) securitized and issued by wholly owned subsidiaries of the Company. The Company has determined the CLO is a VIE for which a subsidiary of the Company is the primary beneficiary. See Note 5 - Debt Obligations, for additional information. The assets and liabilities of the CLO are included on the consolidated balance sheets in accordance with ASC 810, “Consolidation”.
Fair Value Option
The Company has elected the fair value option for commercial real estate loan investments and investments in real estate-related securities. The Company believes the fair value option will provide reduced complexity, greater consistency, understandability, and comparability.
Loans are recorded at par, which approximates fair value, in the month that the Company originates a loan. When the Company acquires a loan, it is recorded at cost then subsequently marked to fair value. An independent valuation advisor values the commercial real estate loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. These financial assets for which the Company has elected the fair value option are recorded in commercial real estate loan investments, at fair value in the consolidated balance sheets.
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
Income Taxes
The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ending December 31, 2025. Provided certain organizational and operational criteria are met, the Company will be entitled to a dividends paid deduction (“DPD”). As a result, a REIT is generally not subject to federal, state and local income taxes on REIT taxable income (“REITTI”) that has been distributed to its shareholders. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its REITTI, the Company may be subject to federal and certain state income taxes on its undistributed taxable income. If the Company failed to qualify as a REIT, it would be subject to certain federal and state and local income taxes at regular corporate rates and would not be able to qualify as a REIT for four subsequent taxable years.
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
The Company reports redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on NAV per share as of the period end. Increases or decreases in the value of redeemable common stock will be recorded as an adjustment to additional paid-in capital until the Company has retained earnings.
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

Recent Accounting Developments
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions in the consolidated statements of operations. This ASU is effective for the Company beginning in the fourth quarter of 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. Since this ASU only requires additional disclosures, adoption of this ASU did not have an impact on the consolidated financial statements.
3. COMMERCIAL REAL ESTATE LOAN INVESTMENTS, AT FAIR VALUE
The table below presents the Company’s commercial real estate loan investments, at fair value as of September 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
September 30, 2026
Senior loans	$2,780,818	$2,597,106	$2,597,106	6.42%	4.4
Mezzanine loan	23,700	20,973	20,973	6.29%	4.6
Total	$2,804,518	$2,618,079	$2,618,079	6.42%	4.4

December 31, 2025
Senior loans	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6
Total	$1,370,180	$1,287,006	$1,287,006	6.49%	4.6

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

The cost basis of the commercial real estate loan investments was $2.6 billion as of September 30, 2026 and $1.3 billion as of December 31, 2025.
The tables below present the property type and geographic distribution of the properties securing the Company’s commercial real estate loan investments, at fair value as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Industrial	$570,144	22%	$317,684	24%
Office	196,400	8%	—	—%
Multifamily	1,458,636	55%	807,707	63%
Hospitality	228,118	9%	112,500	9%
Self-Storage	164,781	6%	49,115	4%
Total	$2,618,079	100%	$1,287,006	100%

	September 30, 2026		December 31, 2025
U.S. Geographic Location	Fair Value	Percentage	Fair Value	Percentage
Midwest	$132,000	5%	$—	—%
South	1,099,658	42%	$549,915	43%
West	599,955	23%	393,656	31%
East	671,662	26%	229,085	18%
Various(1)	114,804	4%	114,350	8%
Total	$2,618,079	100%	$1,287,006	100%
(1)Includes portfolio loans with underlying properties located throughout the U.S. with no primary geographic location.

4. REAL ESTATE-RELATED SECURITIES, AT FAIR VALUE
The Company’s securities portfolio primarily consists of agency and non-agency RMBS and CMBS. The following table presents information on such securities at September 30, 2026 and December 31, 2025 ($ in thousands):

Weighted Average Coupon	Weighted Average Maturity Date	Number of Positions	Face Amount	Amortized Cost Basis	Fair Value
September 30, 2026
5.03%	March 2054	120	$76,797	$76,935	$74,793

December 31, 2025
4.97%	June 2052	53	$23,100	$23,021	$23,095
5. DEBT OBLIGATIONS
Repurchase Agreements
The following table presents information on the Company’s repurchase agreements as of September 30, 2026 and December 31, 2025 ($ in thousands):

		September 30, 2026			December 31, 2025
	Maturity Date(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Amount Outstanding	Amount Outstanding
Citibank N.A.	January 2028	5.34%	$750,000	$306,030	$192,156
Wells Fargo Bank	March 2028	5.23%	500,000	266,151	395,054
Banco Santander	March 2029	5.17%	500,000	117,345	—
Morgan Stanley	June 2029	5.33%	750,000	473,635	373,897
The Bank of Nova Scotia	September 2029	5.42%	500,000	67,503	—
Total			$3,000,000	$1,230,664	$961,107
(1)Maturity date does not include any extension options.
(2)Represents the weighted average interest rates that were in-place for each borrowing as of period end. Borrowings under the repurchase agreements bear interest at one-month term SOFR plus a spread.

The Company has master repurchase agreements with each of the financial institutions presented in the table above. Advances under the repurchase agreements accrue interest at a per annum rate equal to the SOFR for a one-month term plus a spread as agreed upon for each transaction. Certain commercial real estate loan investments have been assigned and pledged as collateral for these arrangements.

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
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2026, the Company was in compliance with all covenants.
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
The following table presents the Company’s net exposure to those counterparties where the amount at risk exceeded 10% of stockholders’ equity as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
September 30, 2026
Citibank N.A.	$306,030	$87,495	1.3
Wells Fargo Bank	266,151	67,375	1.4
Morgan Stanley	473,635	127,357	2.7
Total	$1,045,816	$282,227

December 31, 2025
Citibank N.A.	$192,156	60,341	2.0
Wells Fargo Bank	395,054	102,419	2.2
Morgan Stanley	373,897	96,693	3.4
Total	$961,107	$259,453
(1)Assumes the repurchase agreement’s initial maturity date and does not include any extension options.

Collateralized Loan Obligations
In March 2026, the Company, through its indirect wholly-owned subsidiaries, GS REFT 2026-FL1 Issuer, Ltd. (“CLO Issuer”) and GS REFT-2026 FL1 Co-Issuer, LLC (wholly owned by the CLO Issuer and a co-issuer with the CLO Issuer), issued eight classes of CLO notes totaling $977.8 million. The Company retained two classes of notes, which totaled $53.8 million.
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
The following table presents the terms of the Offered Notes as of September 30, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral	Maturity Date
2026-FL1	5.43%	$924,000	24	$1,050,000	October 2043
(1) Represents the weighted average interest rate in place as of period end.
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
The consolidation of the CLO Issuer results in an increase in the Company’s assets, liabilities, revenues and expenses, however the impact to the Company’s stockholders’ equity and net income are equivalent to the net retained economic interests in the VIE. The following table details the assets and liabilities of the CLO Issuer ($ in thousands):

September 30, 2026
Assets
Commercial real estate loan investments, at fair value	$1,050,000
Interest receivable	4,315
Other assets	150
Total assets	$1,054,465

Liabilities:
Collateralized loan obligations, net(1)	$972,067
Other liabilities	1,827
Total liabilities:	$973,894
(1)Includes $53.8 million of CLO notes, held by the Company, which are eliminated in collateralized loan obligations of the consolidated balance sheets as of September 30, 2026.

The following table presents the aggregate amount of maturities of the Company’s outstanding debt obligations as of September 30, 2026 ($ in thousands):

Year	Repurchase agreements(1)	Collateralized loan obligations
2026 (remaining)	$—	$—
2027	—	—
2028	572,182	—
2029	658,482	—
2030	—	—
Thereafter	—	924,000
Total	$1,230,664	$924,000
(1)Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral and (ii) the maturity of the respective master repurchase agreement.

6. OTHER ASSETS AND OTHER LIABILITIES
The following table presents other assets by type ($ in thousands):

	September 30, 2026	December 31, 2025
Interest receivable	9,973	4,750
Deferred financing costs, net	2,130	1,476
Prepaid and other assets	397	157
Total other assets	$12,500	$6,383
The following table presents other liabilities by type ($ in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$1,725	$738
Accrued interest payable	4,863	2,484
Redemptions payable	4,483	107
Other liabilities	269	345
Total other liabilities	$11,340	$3,674

7. COMMITMENTS AND CONTINGENCIES
The Company was subject to the following commitments and contingencies:
Loan Commitments
As of September 30, 2026, the Company had unfunded loan commitments of $$186.4 million, related to its commercial real estate loan investments. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.
As of September 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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

Common Shares
The following table presents changes to the Company’s outstanding common shares during the nine months ended September 30, 2026 and 2025.

	Class S Shares	Class I Shares	Class F-I Shares	Class F-II Shares	Class NV-2 Shares	Total
December 31, 2025	4,037,480	8,669,765	2,000,000	998,403	—	15,705,648
Common shares issued	514,945	937,579	—	998,402	1,398,322	3,849,248
DRIP shares issued	40,571	97,353	—	—	4,155	142,079
Redemptions	(133,984)	(223,178)	—	—	—	(357,162)
Transfer in/(out)(1)	—	(626,570)	—	—	626,570	—
March 31, 2026	4,459,012	8,854,949	2,000,000	1,996,805	2,029,047	19,339,813
Common shares issued	436,512	1,560,299	—	—	—	1,996,811
DRIP shares issued	47,374	90,733	—	—	40,331	178,438
Redemptions	(3,283)	(194,476)	—	—	—	(197,759)
June 30, 2026	4,939,615	10,311,505	2,000,000	1,996,805	2,069,378	21,317,303
Common shares issued	350,011	1,476,923	—	—	—	1,826,934
DRIP shares issued	52,159	98,306	—	—	41,597	192,062
Redemptions	(97,538)	(81,985)	—	—	—	(179,523)
Transfer in/(out)(2)	(3,987)	3,984	—	—	—	(3)
September 30, 2026	5,240,260	11,808,733	2,000,000	1,996,805	2,110,975	23,156,773
(1)In March 2026, certain Class I Shares were exchanged for an equivalent number of Class NV-2 Shares.
(2)In September 2026, certain Class S Shares were exchanged for an equivalent number of Class I Shares

	Class S Shares	Class I Shares	Class F-I Shares	Total
December 31, 2024	—	400	—	400
Common shares issued	1,881,457	5,326,872	—	7,208,329
DRIP shares issued	10,113	12,681	—	22,794
Redemptions	—	(400)	—	(400)
Transfer in/(out)(1)	—	(2,000,000)	2,000,000	—
March 31, 2025	1,891,570	3,339,553	2,000,000	7,231,123
Common shares issued	857,519	2,723,021	—	3,580,540
DRIP shares issued	22,997	55,148	—	78,145
June 30, 2025	2,772,086	6,117,722	2,000,000	10,889,808
Common shares issued	636,808	1,099,677	—	1,736,485
DRIP shares issued	31,507	77,712	—	109,219
Redemptions	—	(1,220)	—	(1,220)
September 30, 2025	3,440,401	7,293,891	2,000,000	12,734,292

(1)In March 2025, certain Class I Shares were exchanged for an equivalent number of Class F-I Shares.

As of September 30, 2026 and 2025, no Class D or Class T shares were issued. See Note 9 - Redeemable Common Stock for information regarding the Company’s outstanding Class NV-1 common shares.

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
Distributions
For the three and nine months ended September 30, 2026, the Company declared net distributions of $12.6 million and $33.3 million. For the three and nine months ended September 30, 2025, the Company declared net distributions of $6.7 million and $16.0 million. As of September 30, 2026 and December 31, 2025, the Company had $4.3 million and $2.9 million of distributions declared but not paid included in distributions payable on the consolidated balance sheets, of which $0.3 million and $0.2 million was due to related parties.
The table below presents the distributions declared per share for each applicable class of common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026 and 2025
	Class S	Class I	Class NV-1	Class NV-2(1)	Class F-I	Class F-II(2)
September 30, 2026	$0.4446	$0.4980	$0.4980	$0.4981	$0.6561	$0.5770
September 30, 2025	$0.4723	$0.5260	$0.5260	$—	$0.5260	$—

	Nine Months Ended September 30, 2026 and 2025
	Class S	Class I	Class NV-1	Class NV-2(1)	Class F-I	Class F-II(2)
September 30, 2026	$1.3353	$1.4940	$1.4940	$1.1574	$1.9396	$1.7044
September 30, 2025	$1.4488	$1.6080	$1.6080	$—	$1.2320	$—
(1)Class NV-2 shares were not issued and outstanding until March 2, 2026.
(2)Class F-II shares were not issued and outstanding until December 1, 2025.

Distributions declared for the three and nine months ended September 30, 2026 and 2025, were all characterized as distributions from ordinary income.

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
For the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.3 million of compensation expense related to these awards. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million of compensation expense related to these awards.

9. REDEEMABLE COMMON STOCK
The redeemable common stock consists of the non-voting stock related to the Goldman Sachs Investment (as defined in Note 11 - Related Party Transactions – Related Party Stock Ownership). The following tables present the Company’s outstanding Class NV-1 common stock for the three and nine months ended September 30, 2026 and 2025 ($ in thousands, except share amounts):

	Class NV-1 Shares Outstanding	Class NV-1 Carrying Value
Balance as of December 31, 2025	1,000,000	$25,068
Common shares issued	—	—
Adjustment to carrying value	—	(68)
Balance as of March 31, 2026	1,000,000	$25,000
Common shares issued	1,001,201	$25,000
DRIP shares issued	—	—
Adjustment to carrying value	—	—
Balance as of June 30, 2026	2,001,201	$50,000
Common shares issued	—	$—
DRIP shares issued	—	$—
Adjustment to carrying value	—	—
Balance as of September 30, 2026	2,001,201	50,000

Balance as of December 31, 2024	—	—
Common shares issued	1,000,000	25,000
DRIP shares issued	—	—
Redemptions	—	—
Balance as of March 31, 2025	1,000,000	25,000
Common shares issued	—	—
DRIP shares issued	—	—
Adjustment to carrying value	—	33
Balance as of June 30, 2025	1,000,000	25,033
Common shares issued	—	—
Adjustment to carrying value	—	26
Balance as of September 30, 2025	$1,000,000	$25,059

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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis
The Company elected the fair value option for its commercial real estate loan investments, which are classified within level 3 of the fair value hierarchy, and its real estate-related securities, which are classified within level 2 of the fair value hierarchy, as of September 30, 2026.
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total at Fair Value
September 30, 2026
Commercial real estate loan investments	$—	$—	$2,618,079	$2,618,079
Real estate-related securities	—	74,793	—	74,793
Total	$—	$74,793	$2,618,079	$2,692,872

December 31, 2025
Commercial real estate loan investments	$—	$—	$1,287,006	$1,287,006
Real estate-related securities	—	23,095	—	23,095
Total	$—	$23,095	$1,287,006	$1,310,101
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
The following table presents a summary of the changes in fair value measurements of the Company’s commercial real estate loan investments ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$1,287,006	$—
Loan acquisition, origination and fundings	1,423,144	887,394
Loan repayments	(92,071)	—
Discount accretion	570	—
Net realized and unrealized gain (loss) on commercial real estate loan investments	(570)	1,133
Ending balance	$2,618,079	$888,527

The following table presents the significant unobservable inputs used in the fair value measurement of the Company’s commercial real estate loan investments:

Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
September 30, 2026
Discounted cash flow	Discount rate	6.52%	6.15%-7.40%	1.9

December 31, 2025
Discounted cash flow	Discount rate	6.45%	6.08%-7.43%	2.3
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
The tables below present the Company’s financial instruments not measured at fair value as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Carrying Amount	Fair Value
September 30, 2026
Repurchase agreements	$1,230,664	$1,230,664
Collateralized loan obligations(1)	924,000	924,000
Total	$2,154,664	$2,154,664

December 31, 2025
Repurchase agreements	$961,107	$961,107
(1) Represents the carrying amount of the CLO liabilities. On the Balance Sheet, the carrying value of this liability is presented net of unamortized deferred financing costs of $5.7million.

11. RELATED PARTY TRANSACTIONS
Due to Affiliates
The table below presents information regarding due to affiliates as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued distribution fee	$9,134	$7,315
Advanced offering costs	1,567	1,894
Advanced organization costs	1,743	2,050
Reimbursable general and administrative expenses(1)	2,365	793
Management fee	600	395
Performance fee	1,634	917
Other financing costs	82	—
Accrued transfer agent fee	76	48
Total	$17,201	$13,412
(1)As of September 30, 2026 and December 31, 2025, reimbursable general and administrative expenses include $0.4 million and $0 related to Expense Support, as described below.

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
Except as described below with respect to the Class F-I and Class F-II shares, the Adviser waived its management fee and performance fee through October 6, 2025, the first nine months from escrow break in the Offering. For the three and nine months ended September 30, 2026, the Company has accrued $1.8 million and $4.7 million and paid $1.8 million and $4.5 million of management fees. For the three and nine months ended September 30, 2026, the Company has accrued $1.6 million and $3.8 million and paid $1.4 million and $3.1 million of performance fees. No management fee or performance fee was accrued or paid during the three and nine months ended September 30, 2025.
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
The Adviser agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on behalf of the Company through the first anniversary of the date on which the Company broke escrow for the Offering (January 6, 2026). During 2025, the Adviser advanced organization costs of $2.0 million and offering costs of $1.9 million on the Company’s behalf. No such costs were advanced by the Adviser during the three and nine months ended September 30, 2026. The Company began to reimburse the Adviser for such agreed upon advanced costs ratably over a 60-month period commencing on January 6, 2026 and paid $0.2 million and $0.6 million during the three and nine months ended September 30, 2026 related to such costs.

The Adviser and its affiliates have also paid certain general and administrative expenses and financing costs on the Company’s behalf. During the three and nine months ended September 30, 2026, the Company incurred $0.3 million and $1.2 million and paid the Adviser $0. During the three and nine months ended September 30, 2025, the Company incurred $2.0 million and $4.8 million and paid the Adviser $1.0 million and $1.8 million related to such costs. In addition, the Adviser has paid certain general and administrative expenses on the Company’s behalf under the Expense Support Agreement, as described below.
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
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has deferred its right to receive such payment for the applicable month (or permanently waived). During the three and nine months ended September 30, 2026, the Company incurred $0 and $0.9 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.8 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and nine months ended September 30, 2026, the Company repaid $0 million and $0.5 million of expenses reimbursable to the Adviser related to the Expense Support Agreement. During the three and nine months ended September 30, 2025, the Company repaid $0.5 million and $0.8 million of expenses reimbursable to the Adviser related to the Expense Support Agreement.

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
For the three and nine months ended September 30, 2026, the Company accrued $0.7 million and $2.6 million for selling commissions over time as distribution fees. For the three and nine months ended September 30, 2025, the Company accrued $1.3 million and $6.7 million for selling commissions over time as distribution fees. For the three and nine months ended September 30, 2026, the Company has paid the Placement Agent $0.3 million and $0.7 million related to such fees. For the three and nine months ended September 30, 2025, the Company has paid the Placement Agent $0.2 million and $0.3 million related to such fees.
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
For the three and nine months ended September 30, 2026, the Company recognized expense of $0.1 million and $0.2 million for the transfer agent fee. For the three and nine months ended September 30, 2025, the Company recognized expense of $40 thousand and $0.1 million. For the three and nine months ended September 30, 2026, the

Company paid the Transfer Agent $68 thousand and $0.2 million for the transfer agent fee. For the three and nine months ended September 30, 2025, the Company paid the transfer agent $32 thousand and $58 thousand for the transfer agent fee.
Placement Agent Agreement for CLO
In connection with the Company’s entry into the CLO, Goldman Sachs & Co. LLC, along with Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Santander US Capital Markets LLC and Raymond James & Associates, Inc., acted as placement agent to place the Offered Notes in the CLO pursuant to a Placement Agency Agreement dated as of March 13, 2026. The Company paid Goldman Sachs & Co. LLC approximately $0.7 million representing its portion of the placement agent compensation. Because Goldman Sachs & Co. LLC is an affiliate of the Company, the transaction constituted a related-party transaction and was reviewed and approved by the independent members of the Company’s Affiliate Transactions Committee in accordance with the Company’s related-party transaction policies.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2025. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
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
Outlook
During the third quarter of 2026, commercial real estate market fundamentals continued to show signs of stabilization and improvement, contributing to sustained transaction volume and lending activity, despite broader market volatility from geopolitical and technological uncertainty. With liquidity persisting across real estate credit markets, we continue to observe spread compression, particularly in the multifamily sector, and remain actively engaged in navigating the competitive landscape. Transaction activity gained momentum as price discovery improved and bid-ask spreads narrowed in the third quarter, though we expect this activity to moderate in the coming months given recent rate increases and the upward sloping forward curve.
The demand for credit has sustained through the third quarter. We expect this demand will remain durable despite any changes in transaction activity given the persistent wall of maturities driving refinancing activity. We believe the portfolio is well positioned to continue performing across varying interest rate environments from both a deployment and yield perspective. Given the floating rate nature of the loans in the portfolio, modest rate hikes could be marginally beneficial to the portfolio’s yield.
Since commencing investment activity, we have capitalized on the opportunity to generate attractive risk-adjusted yields with a significant equity cushion from a senior lending position at current valuations for the real estate collateral. The current portfolio is comprised primarily of senior loans across multifamily, industrial, hospitality, self-storage and select office, supported by stable in-place cash flows and/or select transitional business plans requiring a moderate level of investment for lease-up, renovation, or repositioning. All loans in the portfolio are structured with robust downside protections to mitigate potential risks, including performance-based extension tests, cash management provisions, interest rate caps and interest rate floors. We continue to actively monitor the portfolio through in-house loan asset management and close alignment with sponsors.
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
Third Quarter 2026 Highlights
Capital Activity
•Declared monthly net distributions totaling $12.6 million.
•Raised $44.9 million of net proceeds from the sale of our common stock through our continuous private offering.
Investments
•Originated ten senior floating rate commercial real estate loans collateralized by multifamily,industrial, self-storage and office properties in the United States with a loan commitment amount of $646 million and total outstanding principal amount of $581 million.
•Received $61.2 million in proceeds attributable to the repayment of one commercial real estate loan.
Financing Activities
•Entered into one master repurchase agreement with The Bank of Nova Scotia with a maximum facility size of $500 million.
•Pledged certain commercial real estate loans as collateral to our repurchase agreements and made net borrowings of $477.5 million.
Financial Condition
Investment Activities
As of September 30, 2026, our portfolio consists of 46 commercial real estate loans with a fair value of $2.6 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our commercial real estate loan investments earn interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread and had a weighted average interest rate of 6.42% as of September 30, 2026.

The table below presents certain selected information regarding our loan portfolio ($ in thousands):

	September 30, 2026	December 31, 2025
Number of investments	46	25
Principal balance outstanding	2,618,079	1,287,006
Fair value	2,618,079	1,287,006
Unfunded loan commitments(1)	186,439	83,174
Weighted-average interest rate(2)	6.42%	6.49%
Weighted-average maximum maturity (years)(3)	4.4	4.6
Weighted average loan to value (LTV)(4)	65%	66%
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

The following charts illustrate the composition of our loan portfolio based on fair value as of September 30, 2026:

As of September 30, 2026, we had the following investments in commercial real estate loan investments ($ in thousands):

Property Type	Location	Origination Date(1)	Weighted Average Interest Rate(2)	Loan Amount(3)	Principal Balance Outstanding	Fair Value	Maximum Maturity Date(4)
Multifamily	Nashville, TN	1/10/2025	6.44%	$33,300	$33,300	$33,300	2030
Industrial	Various	1/10/2025	6.34%	$127,200	$114,804	$114,804	2031
Multifamily	Austin, TX	2/7/2025	6.44%	$37,500	$37,350	$37,350	2030
Industrial	Las Vegas, NV	2/28/2025	6.54%	$31,000	$29,229	$29,229	2030
Multifamily	Charlotte, NC	4/25/2025	6.24%	$51,000	$51,000	$51,000	2030
Self Storage	Los Angeles, CA	4/25/2025	7.49%	$55,079	$52,113	$52,113	2030
Multifamily	Denver, CO	4/28/2025	6.19%	$72,700	$72,200	$72,200	2030
Industrial	Multi-city, NJ	5/16/2025	6.53%	$74,341	$54,585	$54,585	2029
Multifamily	Phoenix, AZ	5/22/2025	6.29%	$52,500	$51,500	$51,500	2030
Hotel	Phoenix, AZ	5/30/2025	7.29%	$51,500	$51,500	$51,500	2030
Multifamily	Tampa, FL	7/11/2025	6.29%	$110,482	$105,482	$105,482	2030
Multifamily	Boston, MA	8/6/2025	6.19%	$69,500	$69,500	$69,500	2030
Multifamily	Georgetown, TX	8/28/2025	6.64%	$37,000	$37,000	$37,000	2030
Hotel	Miami, FL	9/26/2025	6.79%	$61,000	$61,000	$61,000	2030
Multifamily	Emeryville, CA	9/30/2025	6.94%	$51,300	$50,650	$50,650	2030
Multifamily	San Francisco, CA	10/21/2025	6.14%	$29,125	$29,125	$29,125	2030
Industrial	Buda, TX	10/24/2025	6.89%	$40,600	$29,447	$29,447	2030
Multifamily	Austin, TX	11/4/2025	6.19%	$48,600	$48,370	$48,370	2030
Multifamily	Houston, TX	11/21/2025	6.04%	$43,900	$40,000	$40,000	2030
Multifamily	Houston, TX	12/2/2025	6.04%	$38,560	$37,500	$37,500	2031
Multifamily	Dallas, TX	12/12/2025	6.19%	$44,600	$44,600	$44,600	2031
Multifamily	Houston, TX	12/15/2025	6.04%	$48,600	$47,300	$47,300	2031
Multifamily	Charlotte, NC	12/19/2025	6.14%	$55,000	$54,837	$54,837	2031
Industrial	Fort Worth, TX	1/23/2026	6.49%	$31,370	$29,345	$29,345	2031
Industrial	Islandia, NY	1/30/2026	6.84%	$41,000	$35,300	$35,300	2031
Multifamily	Boone, NC	2/3/2026	6.24%	$50,475	$50,475	$50,475	2031
Multifamily	Denver, CO	2/26/2026	6.19%	$81,000	$80,350	$80,350	2031
Multifamily	Raleigh, NC	2/26/2026	6.24%	$47,247	$47,247	$47,247	2031
Multifamily	New York, NY	4/17/2026	6.29%	$23,700	$20,973	$20,973	2031
Multifamily	New York, NY	4/17/2026	6.29%	$125,000	$125,000	$125,000	2031
Industrial	Phoenix, AZ	4/30/2026	6.84%	$71,600	$62,726	$62,726	2031
Multifamily	Durham, NC	5/21/2026	6.29%	$53,000	$50,077	$50,077	2031
Multifamily	Skokie, IL	6/3/2026	6.19%	$133,000	$132,000	$132,000	2031
Industrial	Ontario, CA	6/25/2026	6.24%	$50,400	$33,826	$33,826	2031
Industrial	Riverside, CA	6/25/2026	6.24%	$63,300	$51,275	$51,275	2031
Hotel	Savannah, GA	6/30/2026	6.69%	$123,170	$115,618	$115,618	2031
Multifamily	Nashville, TN	7/15/2026	6.09%	$57,200	$57,200	$57,200	2031
Self Storage	Various	7/15/2026	6.49%	$76,055	$72,854	$72,854	2031
Multifamily	Allen, TX	7/31/2026	6.04%	$41,100	$41,100	$41,100	2031
Self Storage	Various	8/10/2026	6.44%	$39,814	$39,814	$39,814	2031
Industrial	Fort Worth, TX	8/10/2026	6.39%	$26,500	$23,746	$23,746	2031
Office	Dallas, TX	8/28/2026	6.74%	$123,200	$109,300	$109,300	2031
Multifamily	Atlanta, GA	8/28/2026	6.04%	$44,500	$44,500	$44,500	2031
Industrial	Kent, WA	9/18/2026	6.34%	$41,200	$35,461	$35,461	2031
Industrial	Bloomingdale, GA	9/29/2026	6.29%	$70,400	$70,400	$70,400	2031
Office	Atlanta, GA	9/30/2026	6.79%	$125,900	$87,100	$87,100	2031
			6.42%	$2,804,518	$2,618,079	$2,618,079

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
Our loan portfolio had a weighted-average loan risk rating of 2 as of September 30, 2026.
Real Estate-Related Securities, at Fair Value
As of September 30, 2026, our real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). The following table presents information on our real estate-related securities ($ in thousands):

	September 30, 2026	December 31, 2025
Number of positions	120	53
Face amount	$76,797	$23,100
Amortized cost	$76,935	$23,021
Fair value	$74,793	$23,095
Period-end weighted average yield	5.03%	4.97%
Weighted average maturity date	March 2054	June 2052

Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and repurchase agreements. We have five repurchase agreements that bear interest at one-month term SOFR plus a spread. The below table summarizes our repurchase agreements as of September 30, 2026 ($ in thousands):

Description	Weighted Average Interest Rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding
Citibank N.A.	5.34%	January 2028	750,000	306,030
Wells Fargo Bank	5.23%	March 2028	500,000	266,151
Banco Santander	5.17%	March 2029	500,000	117,345
Morgan Stanley	5.33%	June 2029	750,000	473,635
The Bank of Nova Scotia	5.42%	September 2029	500,000	67,503
			3,000,000	1,230,664
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
As of September 30, 2026, we were in compliance with the covenants of our repurchase agreements.
The table below summarizes our collateralized loan obligations as of September 30, 2026 ($ in thousands):

CLO Name	Weighted Average Interest Rate(1)	Par Value Outstanding(2)	Number of Loans in Pool	Principal Balance of Collateral	Maturity Date
2026-FL1	5.43%	$924,000	24	$1,050,000	October 2043
(1) Represents the weighted average interest rate in place as of period end.
(2) Excludes $53.8 million of CLO notes retained by us, which are eliminated in consolidation.

Results of Operations
For the three and nine months ended September 30, 2026 and 2025 our results of operations consisted of ($ in thousands, except per share amount):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net Interest Income
Commercial real estate loan interest income	$37,539	$13,199	$24,340	$88,334	$23,699	$64,635
Real estate-related securities interest income	970	195	775	2,270	195	2,075
Other interest income	1,057	1,105	(48)	2,886	2,428	458
Interest expense	(26,690)	(8,566)	(18,124)	(61,747)	(14,187)	(47,560)
Net interest income	12,876	5,933	6,943	31,743	12,135	19,608
Loan fee income	6,459	3,243	3,216	15,401	7,129	8,272
Net revenues	19,335	9,176	10,159	47,144	19,264	27,880

Expenses
Organization costs	—	—	—	—	2,194	(2,194)
Related-party fees	3,521	40	3,481	8,755	98	8,657
General and administrative	1,515	1,278	237	4,340	3,514	826
Total expenses	5,036	1,318	3,718	13,095	5,806	7,289

Other Income
Realized and unrealized gain (loss) on commercial real estate loan investments	(269)	(129)	(140)	(570)	1,133	(1,703)
Realized and unrealized gain (loss) on real estate-related securities	(1,890)	39	(1,929)	(2,286)	39	(2,325)
Total other income, net	(2,159)	(90)	(2,069)	(2,856)	1,172	(4,028)

Net income	$12,140	$7,768	$4,372	$31,193	$14,630	$16,563

Net interest income
Net interest income increased due to growth in the commercial real estate loan portfolio during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. This increase was partially offset by interest expense related to our financing activities.
Loan fee income
Loan fee income increased as a result of an increase in the number and value of commercial real estate loans originated during the period. During the three and nine months ended September 30, 2026, we originated ten and twenty-three commercial real estate loans compared to five and seventeen loans originated during the three and nine months ended September 30, 2025.
Expenses
Expenses increased during the three and nine months ended September 30, 2026 primarily due to an increase in related-party fees. Related-party fees primarily consist of management fees, performance fees, and transfer agent fees. The management and performance fees were waived for all share classes through October 6, 2025.

Other income, net
Other income, net decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to net realized and unrealized losses on real-estate-related securities in the current period and an increase in realized and unrealized losses on commercial real estate loans. Other income, net decreased during the nine months ended September 30, 2026 due to net realized and unrealized losses on real-estate related securities for the current period and unrealized losses on commercial real estate loans in the current period (compared with unrealized gains in the prior period).
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
Our Adviser agreed to several support measures. Our Adviser advanced all organization and offering costs other than upfront selling commissions, placement fees and distribution fees on our behalf through January 6, 2026, the first anniversary of the date on which we broke escrow for the private offering. We will reimburse the Adviser for such advanced costs ratably over a 60-month period commencing on the first anniversary of the date on which we broke escrow for the private offering. The Adviser has incurred organization and offering expenses on our behalf of which $3.3 million is payable as of September 30, 2026. The Placement Agent currently intends to pay its expenses without reimbursement from us. Our Adviser waived its management fee and performance fee for the first nine months commencing on and including the date on which we broke escrow in our private offering. Additionally, per the Expense Support and Reimbursement Agreement entered in February 2025, our Adviser may elect to pay certain of our general and administrative expenses on our behalf. Following any calendar month in which certain thresholds are met, we will reimburse the Adviser all of or a portion of the outstanding balance of expense support provided. To the extent not previously reimbursed, all unreimbursed expense support amounts (other than those permanently waived by the Adviser) shall be due and payable on the earlier of January 6, 2030, or the termination of the Expense Support and Reimbursement Agreement. See Note 11 - Related Party Transactions in the Consolidated Financial Statements herein for additional information.
We held cash and cash equivalents of $90.9 million and restricted cash of $5.3 million as of September 30, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended
	2026	2025
Cash flows from operating activities	$35,528	$17,110
Cash flows from investing activities	(1,385,049)	(899,175)
Cash flows from financing activities	1,359,528	998,286
Net change in cash, cash equivalents and restricted cash	$10,007	$116,221
Cash flows provided by our operating activities increased $18.4 million during the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by the increase in net interest income resulting from additional commercial real estate loans.
Cash flows used in our investing activities increased $485.9 million during the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by a net increase in the principal balance of loans originated and additional investments in real estate-related securities.
Cash flows provided by our financing activities increased $361.2 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by proceeds from the issuance of our CLO, coupled with net drawdowns on our repurchase facilities.
We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain. However, to the extent that a REIT satisfies this distribution requirement but distributes less than 100% of its taxable income, the REIT may be subject to federal and certain state income taxes on its undistributed taxable income. To maintain our REIT status, we must meet certain tests, for example the nature of its income, assets and organization. REITs are subject to a number of other organizational and operational requirements under the Code. If we failed to qualify as a REIT, we would be subject to certain federal income taxes at regular corporate rates and would not be able to qualify as a REIT for four subsequent taxable years.
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
Our primary sources of liquidity include available borrowings under our repurchase agreements and cash and cash equivalents. As of September 30, 2026, we had $90.9 million of cash and cash equivalents. We may also have additional available borrowings under our repurchase agreements based on existing collateral or additional capacity related to unfunded commitments from our commercial real estate loan investments.
Amounts available under these sources as of September 30, 2026 and December 31, 2025 are summarized in the following table ($ in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$90,911	$72,169
Available borrowings under master repurchase agreements	1,769,336	1,038,893
	$1,860,247	$1,111,062
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, we had unfunded commitments of $186.4 million related to our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the maximum current maturity of the related loans of 4.4 years.
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
The fair value, determined by a third-party appraiser, is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
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
Recent Accounting Standards
See Note 2 - Significant Accounting Policies appearing elsewhere in this Report on Form 10-Q.

Non-GAAP Financial Measures
Net Asset Value (“NAV”) and NAV Per Share Calculation
For the purposes of calculating a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our independent valuation advisors in connection with estimating the values of our assets and liabilities. We believe that the presentation of NAV is useful to investors because it is the basis of subscriptions, redemptions, and certain fees and expenses incurred and it enables investors to evaluate the change in value of their investments. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Refer to Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities – Net Asset Value Calculation and Valuation Guidelines” in our Annual Report on Form 10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities.
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
The following table presents the components of our NAV as of September 30, 2026 and December 31, 2025 ($ in thousands, except share data):

Components of NAV	September 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$2,618,079	$1,287,006
Real estate-related securities, at fair value	74,793	23,095
Cash and cash equivalents	90,911	72,169
Restricted cash	5,319	14,054
Other assets	12,500	6,383
Repurchase agreements, at fair value	(1,230,664)	(961,107)
Collateralized loan obligations, net	(918,256)	—
Subscriptions received in advance	(5,319)	(14,054)
Distributions payable	(4,259)	(2,853)
Other liabilities	(11,340)	(3,674)
Due to affiliates(1)	(4,422)	(2,227)
Net asset value	$627,342	$418,792
Number of outstanding shares(2)	25,157,974	16,705,647
(1)Excludes (i) amounts advanced by the Adviser of $1.7 million for organization costs and $1.6 million for offering costs, and (ii) accrued distribution fees not currently payable to the Placement Agent of $9.0 million, and (iii) general and administrative costs paid on our behalf by the Adviser pursuant to the Expense Support and Reimbursement Agreement of $0.4 million.
(2)Includes 2,001,201 shares of Class NV-1 common stock held by a Goldman Sachs affiliate that are classified as redeemable common stock under U.S. GAAP.

The following table provides a breakdown of our aggregate NAV and NAV per share by class as of September 30, 2026 ($ in thousands, except share and per share data):

	Class S	Class I	Class NV-1	Class NV-2	Class F-I	Class F-II	Aggregate NAV
Net asset value	$130,589	$294,632	$49,883	$52,609	$49,850	$49,779	$627,342
Number of outstanding shares	5,240,260	11,808,733	2,001,201	2,110,975	2,000,000	1,996,805	25,157,974
NAV Per Share	$24.92	$24.95	$24.93	$24.92	$24.92	$24.93	$24.94
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV ($ in thousands):

	September 30, 2026	December 31, 2025
Stockholders' equity	$564,563	$382,539
Adjustments:
Redeemable common stock - related party(1)	50,000	25,068
Organization and offering costs advanced by Adviser(2)	3,310	3,944
General and administrative expenses advanced by Adviser(3)	427	—
Accrued distribution fees not currently payable(4)	9,042	7,241
NAV	$627,342	$418,792
(1)We classify common stock held by a Goldman Sachs affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on the greater of our net asset value per share as of period end, or the initial amount contributed.
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
(4)We have entered into an agreement with the Placement Agent in connection with our continuous private offering. Under the terms of our agreement, the Placement Agent is entitled to receive distribution fees over time for Class T, Class S, and Class D shares sold in the private offering. As of September 30, 2026, we have accrued distributions fees totaling $9.1 million, of which $0.1 million is currently payable to the Placement Agent.

Set forth below is the range of the discount rate, the key assumption used in the discounted cash flow methodology, the primary methodology used in the September 30, 2026 valuation of our investments in commercial loans.

Investments	Discount Rate
Commercial Real Estate Loans	6.15% - 7.40%

The investment value sensitivity analysis table presented below shows the estimated impact of a change in market discount rates, up and down 100 basis points, on the fair value of our investments in commercial loans as of September 30, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in discount rates, the most likely cash flows are also considered in the analysis, including assumed prepayment dates. The analysis presented assumes that all other factors remain unchanged.
The changes listed below would result in the following effects on our investment values ($ in thousands):

	September 30, 2026
Change in Discount Rates	Projected Increase (Decrease) in Investment Value	Percentage Change in Projected Investment Value
1.00% increase	$(45,195)	(1.73)%
1.00% decrease	$—	—%
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
The table below details the net distribution per share for each of our common share classes for the nine months ended September 30, 2026:

	Class T	Class S	Class D	Class I	Class NV-1	Class NV-2	Class F-I	Class F-II
January 31, 2026	$—	$0.1479	$—	$0.1660	$0.1660	$—	$0.2118	$0.1850
February 28, 2026	—	0.1497	—	0.1660	0.1660	—	0.2152	0.1910
March 31, 2026	—	0.1479	—	0.1660	0.1660	0.1675	0.2077	0.1810
April 30, 2026	—	0.1486	—	0.1660	0.1660	0.1599	0.2148	0.1889
May 31, 2026	—	0.1480	—	0.1660	0.1660	0.1660	0.2090	0.1823
June 30, 2026	—	0.1486	—	0.1660	0.1660	0.1660	0.2250	0.1991
July 31, 2026	—	0.1480	—	0.1660	0.1660	0.1660	0.2168	0.1901
August 31, 2026	—	0.1480	—	0.1660	0.1660	0.1660	0.2173	0.1908
September 30, 2026	—	0.1486	—	0.1660	0.1660	0.1660	0.2220	0.1962
Total	$—	$1.3353	$—	$1.4940	$1.4940	$1.1574	$1.9396	$1.7044

The following table summarizes our distributions paid during the nine months ended September 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	Nine Months Ended		Year Ended
	September 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$19,114	60%	$12,572	60%
Reinvested in shares	12,811	40%	8,335	40%
Total distributions	$31,925	100%	$20,907	100%
Source of distributions
Cash flow from operating activities(1)	$31,925	100%	$20,907	100%
Total sources of distribution	$31,925	100%	$20,907	100%

Net cash provided by operating activities	$35,528		$25,677
(1)As of September 30, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. Cash flow from operating activities is supported by expense payments from the Adviser pursuant to the Advisory Agreement and the Expense Support Agreement. See Note 11 - Related Party Transactions to our consolidated financial statements included herein for additional information regarding the agreements.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
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
Sales in the primary portion of the Offering have been previously reported in our Current Reports on Form 8-K. In the three months ended September 30, 2026, we made the following additional sales in the Offering pursuant to the distribution reinvestment plan.
In July 2026, we issued approximately 17,346 Class S shares at a price per share of $24.92 for a total value of $0.4 million, approximately 31,987 Class I shares at a price per share of $24.94 for a total value of $0.8 million and approximately 13,785 Class NV-2 shares at a price per share of $24.92 for a total value of $0.3 million.
In August 2026, we issued approximately 17,555 Class S shares at a price per share of $24.96 for a total value of $0.4 million, approximately 32,866 Class I shares at a price per share of $24.98 for a total value of $0.8 million, and approximately 13,854 Class NV-2 shares at a price per share of $24.96 for a total value of $0.3 million.
In September 2026, we issued approximately 17,259 Class S shares at a price per share of $24.94 for a total value of $0.4 million, approximately 33,454 Class I shares at a price per share of $24.96 for a total value of $0.8 million, and approximately 13,958 Class NV-2 shares at a price per share of $24.94 for a total value of $0.3 million.
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2026					—
August 2026					—
September 2026	179,523	24.97	179,523	0.72%	—
	179,523	$24.97	179,523	0.72%	—
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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.     OTHER INFORMATION
(c) During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
10.1*+	Master Repurchase Agreement, dated as of September 28, 2026, by and between REFT Stanton Street LLC and The Bank of Nova Scotia, Houston Branch
10.2*+	Guaranty, dated as of September 28, 2026, by the Registrant for the benefit of The Bank of Nova Scotia, Houston Branch
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2025)
99.2	Amended Valuation Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed February 25, 2026)
99.3	Amended and Restated Corporate Governance Guidelines (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2025)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (iv) Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

GOLDMAN SACHS REAL ESTATE FINANCE TRUST INC
(Registrant)

November 13, 2026	/s/ Steve Pack
Steve Pack
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)